Form 10QSB
period 2004-06-30
WIRELESS HOLDINGS INC
filed 2004-08-18
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50214

                             WIRELESS HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

       Florida                                                 26-0067474
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               483 NE 20Th Street
                              Boca Raton, FL 33431
                    (Address of Principal Executive Offices)

                                  (561) 347-9220
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 2004: 30,146,250 shares of common stock.

                             WIRELESS HOLDINGS, INC.

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             WIRELESS HOLDINGS, INC.


                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (Unaudited)




                                TABLE OF CONTENTS







                                                                           Page
                                                                        --------
Condensed Consolidated Balance Sheets..................................       2
Condensed Consolidated Statements of Operations........................       3
Condensed Consolidated Statements of Cash Flows........................       4
Notes to the Condensed Consolidated Financial Statements...............     5-6

                             WIRELESS HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         June 30,        December 31,
                                                                                           2004              2003
                                                                                     -----------------  ----------------
                                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                         $      19,613      $     40,553
      Accounts receivable, net                                                                 15,722             3,406
      Inventory                                                                                 5,965             1,673
      Prepaid expenses and other current assets                                                 3,865             3,865
                                                                                     -----------------  ----------------

        Total current assets                                                                   45,165            49,497

 PROPERTY AND EQUIPMENT, NET                                                                    7,021             6,858

 INTANGIBLE ASSETS, NET                                                                        11,000            12,500
                                                                                     -----------------  ----------------

        Total assets                                                                    $      63,186      $     68,855
                                                                                     =================  ================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                             $      10,859      $     12,146
                                                                                     -----------------  ----------------

        Total current liabilities                                                              10,859            12,146

 LOANS PAYABLE TO RELATED PARTY                                                               121,325            71,325
                                                                                     -----------------  ----------------

        Total liabilities                                                                     132,184            83,471
                                                                                     -----------------  ----------------

 SHAREHOLDERS' DEFICIENCY:
      Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares                     -                 -
        issued and outstanding
      Common stock - $.001 par value; 100,000,000 shares authorized;
        30,146,250 shares issued and outstanding                                               30,146            30,146
      Additional paid-in capital                                                               12,328            12,328
      Accumulated deficit                                                                    (111,472)          (57,090)
                                                                                     -----------------  ----------------

        Total shareholders' deficiency                                                        (68,998)          (14,616)
                                                                                     -----------------  ----------------

        Total liabilities and shareholders' deficiency                                  $      63,186      $     68,855
                                                                                     =================  ================



   The accompanying notes are an integral part of these financial statements.

                             WIRELESS HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended June 30,               Six Months Ended June 30,
                                                  -----------------------------------        -------------------------------
                                                        2004               2003                  2004             2003
                                                  -----------------    --------------        -------------    --------------
                                                    (Unaudited)          (Unaudited)           (Unaudited)     (Unaudited)

Revenues, net                                        $      38,901        $    5,756          $    87,805        $   15,281

Cost of Sales                                               20,652             2,879               39,312             7,045
                                                  -----------------    --------------        -------------    --------------

     GROSS PROFIT                                           18,249             2,877               48,493             8,236

     Selling, general and administrative expenses           50,944             1,348              102,875             5,809
                                                  -----------------    --------------        -------------    --------------

     NET INCOME (LOSS)                               $     (32,695)       $    1,529          $   (54,382)       $    2,427
                                                  =================    ==============        =============    ==============

Net loss per share - basic and diluted               $      (0.001)       $    0.003          $    (0.002)       $    0.005
                                                  =================    ==============        =============    ==============

Weighted average number of shares
outstanding - basic and diluted                         30,146,250           500,000           30,146,250           500,000
                                                  =================    ==============        =============    ==============


   The accompanying notes are an integral part of these financial statements.

                             WIRELESS HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the six months ended June 30,
                                                                              --------------------------------------------
                                                                                     2004                    2003
                                                                              --------------------   ---------------------
                                                                                  (Unaudited)              (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                                $        (54,382)       $          2,427
                                                                              --------------------   ---------------------

Adjustments to reconcile net loss to net
cash used by operating activities:
      Allowance for doubtful accounts                                                         827
      Depreciation and amortization                                                         3,423                       -
Changes in assets and liabilities:
      Accounts receivable                                                                 (13,143)                      -
      Inventory                                                                            (4,292)                      -
      Accounts payable and accrued expenses                                                (1,287)                  9,738
                                                                              --------------------   ---------------------

         Net cash provided (used) by operating activities                                 (68,854)                 12,165
                                                                              --------------------   ---------------------

Cash Flows From Investing Activities:
Purchase of equipment                                                                      (2,086)                      -
                                                                              --------------------   ---------------------

         Net cash used by investing activities                                              (2,086)                     -
                                                                              --------------------   ---------------------

Cash Flows From Financing Activities:
      Distributions to S Corp shareholders                                                      -                 (13,043)
      Proceeds from related party loans                                                    50,000                  20,100
                                                                              --------------------   ---------------------

         Net cash provided (used) by financing activities                                  50,000                   7,057
                                                                              --------------------   ---------------------

         Net increase (decrease) in cash and cash equivalents                             (20,940)                 19,222

Cash and cash equivalents, beginning of period                                   $         40,553        $          1,694
                                                                              --------------------   ---------------------

Cash and cash equivalents, end of period                                         $         19,613        $         20,916
                                                                              ====================   =====================


   The accompanying notes are an integral part of these financial statements.

                             WIRELESS HOLDINGS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (Unaudited)


NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity
-----------------

Action Wireless, Inc., a wholly-owned subsidiary of Wireless Holdings, Inc., is a reseller of wireless voice and data communications products and services to business and individuals primarily located in South Florida.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Wireless Holdings, Inc. and its wholly-owned subsidiary, Action Wireless, Inc. All intercompany accounts and transactions have been eliminated. In June 2003, Action Wireless, Inc. became the wholly owned subsidiary of Wireless Holdings, Inc in connection with a stock purchase and share exchange agreement. Accordingly, this transaction effectively resulted in a capital transaction, in substance, and is identical to a reverse acquisition except that no goodwill or other intangible asset was recorded for accounting purposes with Action Wireless, Inc. as the accounting acquirer. The consolidated financial statements presented for periods preceding the merger are those of the accounting acquirer.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates
----------------

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

                             WIRELESS HOLDINGS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (Unaudited)


Earnings Per Share
------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

LOANS PAYABLE TO RELATED PARTY

During the three month period ended June 30, 2004 an officer and director of the Company loaned amounts totaling $50,000 to the Company. Total loans payable to this related party are $121,325 as of June 30, 2004. Loans are due no earlier than July 1, 2005 and are non-interest bearing.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Overview

We are a reseller of a comprehensive suite of wireless voice and data communications products and services. We currently have agency agreements in place with T-Mobile and metroPCS. These affiliations allow us the opportunity to satisfy a vast array of customer needs. Our customers purchase a variety of products, pricing plans, including national, regional and local rate plans as well as prepaid service plans. Our voice and data offerings are tailored to meet the communications needs of individuals, local and regional businesses. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of the south Florida markets.

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. If we are unable to raise additional funds by fiscal year end 2004 we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,

     -    private offerings of securities or debt, or

     -    other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

                               PLAN OF OPERATIONS

Our plan of operations for the twelve months is to complete the following objectives within the time period specified:

Management has developed specific strategies that are intended to open additional stores, redesign the store, improve inventory management, refocus marketing and advertising efforts and improve the selling culture.

1. Additional store locations. We intend to open additional stores in Palm Beach and Broward Counties of Florida. We currently lease and operate one retail store and plan to open an additional three stores throughout our territory. We will evaluate opportunities for transactions to strategically expand our territory establishing a total of up to 3 retail sales and service centers in markets within our territory during the next 12 months. Our stores will be within a 25-mile radius of our current retail location. We estimate the cost to open each store to be approximately $75,000 per location for a total of $225,000 over the next twelve months. We cannot complete our plan of opening additional stores until such time as we have adequate funding.

2. Redesign Store. We have developed several specific strategies to improve presentation of merchandise assortments for its target customers. Management plans to remodel the store to more effectively allocate selling space, increase selling square footage, improve merchandise presentation and general store appearance and facilitate better customer service. We began remodeling the store during December 2003 and completed the redesign of the store in the first quarter of 2004. The costs to complete the redesign of the store were expensed as forecasted at a cost of $1,500.

3. Improve Inventory Management. We have begun to tailor merchandise assortments to our store and develop more effective working relationships with our vendors. We are developing more effective working relationships with our vendors by soliciting active assistance from their management and product specialists in improving our inventory and inventory management. By initiating more effective working relationships with our vendors, we have had hands on assistance at our store from our vendors and to date we have received assistance on developing our inventory of products, new point of sale signage and display(s), as well as training on product and inventory management systems.

Management believes these actions will increase the merchandise assortments, improve store sales and inventory turnover. We will not incur any direct cost in improving our inventory management. We plan to allocate selling space towards faster turning, higher profit core merchandise categories, which represent the primary merchandise which attracts customers to the store, and away from slower turning, low profit categories. For example, this would include our best selling cellular phones, services and accessories deigned for those specific phones producing faster turns than the products offered in the pager category. We anticipate that as we continue to add products over the next 12 months, that certain products will begin producing more than others.

4. Refocus Marketing Efforts. We have refocused our marketing efforts to a marketing strategy that is fully integrated with both the merchandising and store operation functions. Additionally, we are pursuing a strategy of marketing primarily to college students in Boca Raton, Florida through the use of targeted marketing programs, signage and advertising. We are redirecting marketing to provide a more focused image. Our marketing budget is allocated at $5,000 per month for the next twelve months. The expenditures allocated within this monthly budget include executing an integrated local marketing strategy that includes advertising in print media and sponsoring important local and regional events. We have a print advertising campaign planned, which began in the first quarter of 2004 and continuing through 2004, which is designed to bring new qualified visitor/customers directly to the store. We seek to provide sponsorships with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our territory to increase customer awareness.

5. Improve Store Selling Culture. We are revitalizing our selling culture. This new customer-driven culture focuses on improving productivity by training store personnel and providing an enhanced shopping environment. In order to accomplish these goals we intend to recruit additional sales and marketing individuals which will improve our customer service and sales performance. In addition, we intend to improve our customer service and sales training, and redesigning our compensation structure to align more closely the sales associates' incentives with the customer service goals. We do not expect to incur any material costs in improving our store selling culture by recruiting additional personnel since such appointments will be undertaken on a word of mouth basis. Additionally, the hiring of any sales and marketing personnel is included in our marketing budget of $5,000 per month.

6. Website. We maintain an Internet site at www.action-wireless.net. We presently intend to upgrade the website to list our carrier plans, equipment, industry information and store information. We have never sold any products through our website, therefore it does not currently produce any revenue. We anticipate that we will continually update the website over the next twelve months with a budget of $15,000.

Completion of our plan of operation is subject to attaining adequate revenue or financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth. Joseph Hess, our sole officer, director and principal shareholder has agreed to provide financing to us in the future until we are able to receive additional funding.

We anticipate that our operational as well as selling, general and administrative expenses for the next 12 months will total $333,000. The breakdown is as follows:

Opening additional store locations                             $225,000.00
Store Redesign                                                 $  1,500.00
Legal/Accounting                                               $  7,500.00
Marketing/Advertising                                          $ 60,000.00
General/Administrative                                         $ 24,000.00
Website development                                            $ 15,000.00
Total                                                          $333,000.00

We currently have a total of three employees (two full time employees and one part time employee) who work at our current location. We do not expect any significant changes in the number of employees although depending on the expansion of our business operations we may hire additional sales and marketing employees. In addition, as part of business plan we intend to open additional store location and as we open new store location we intend to hire additional employees to staff such operations. At this time we have not entered into any agreements or negotiations with sales and marketing employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our generating sufficient revenues to pursue our plan of operations, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Capital Resources and Liquidity.

As of June 30, 2004, we had $19,613 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months.

The net cash provided (used) by operating activities for the six ended June 30, 2004 and 2003 are $(68,854) and $12,165, respectively. The net cash provided
(used) by investing activities for the six months ended June 30, 2004 and 2003 were $(2,086) and $0 respectively.

As of June 30, 2004, we had $19,613 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months.

The net cash provided (used) by operating activities for the six months ended June 30, 2004 and 2003 was $(68,854) and $12,165, respectively. The net cash provided (used) by investing activities for the six months ended June 30, 2004 and 2003 was $(2,086) and $0, respectively. The net cash provided by financing activities for the six months ended June 30, 2004 and 2003 was $50,000 and $20,100, respectively.

We have plans to pay a salary of $500 per month to our sole officer for the next 12 months. We believe that we will have sufficient cash to meet our minimum expenses for the next 12 months but we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue or operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

To date we have funded our losses through the private placements of our common stock and financing from our sole officer and director. During this period we raised gross proceeds of $50,000 from the sale of our common stock. We believe that we can continue to do so until we achieve positive cash flow from operations.

Currently, we do not have any material commitments for capital expenditures. We will need additional capital to expand or operate our business which could be difficult to obtain. Failure to obtain additional capital may preclude us from taking advantage of future opportunities, growing the business or responding to competitive pressures. Other than the commitment by Mr. Hess to provide necessary funding to us, we do not have any external sources of liquidity.

The amount of capital required will depend on a number of factors, including:

o    Subscriber growth;
o    The type of wireless messaging devices and services required by customers;
o    Marketing and sales expenses and
o    Competitive conditions.

The funds to finance future capital needs are expected to be generated from operations. No assurance can be given that we will be able to generate sufficient cash flow to finance future capital needs. If cash flow from operations is not sufficient, no assurance can be given that additional equity or debt financing will be available when needed on acceptable terms, if at all.

On September 3, 2003, we purchased assets consisting of furniture, fixtures, and office equipment, lease rights to our current premises and the website with our domain name for a total of $18,500 from Progressive Cellular Incorporated. Our management does not believe that this transaction was an acquisition of a business but rather the purchase of certain assets of Progressive Cellular since we did not succeed to the business of Progressive Cellular.

Results of Operations
---------------------

For the Three Months Ended June 30, 2004 and 2003

Gross revenues increased from $5,756 for the three month period ended June 30, 2003 to $38,901 for the six month period ended June 30, 2004, an increase of $33,145. These revenues were generated mainly from our paging services and to a lesser extent from equipment and accessory sales. We believe that the reason for the increase in revenue from 2003 to 2004 was due to the fact that in 2004 we changed our ownership and locations twice during 2003 as well as our increase in marketing and advertising costs. The initial location of the business was in a retail store front location from May 2000 to August 2002. We then relocated to a non-retail store front facility in August, 2002 whereby our customer base declined and we had difficulty attracting new customers from the new location, resulting in a loss of revenue. In September 2003 there was yet another relocation of our company back to a retail store front facility. The second relocation again resulted in a decline of revenue in 2003 due to diminished customer loyalty along with the geographic base of the new business location being approximately 40 miles from the original location.

Selling, general and administrative expenses increased from $1,348 for the three-month period ended June 30, 2003 to $50,944 for the three month period ended June 30, 2004, an increase of $49,596. The increase in operating expenses was due to the increased sale, marketing and advertising expenditures which resulted in our increase in revenues. Gross profit increased from $2,877 for the three-month period ended June 30, 2003 to $18,249 for the three-month period ended June 30, 2004, an increase of $15,372 due to our increase in revenues.

For the Six Months Ended June 30, 2004 and 2003

For the six months ending June 30, 2004 we have incurred an accumulated deficit of $111,472. Gross revenues increased from $15,281 for the six month period ended June 30, 2003 to $87,805 for the six month period ended June 30, 2004, an increase of $72,524. These revenues were generated mainly from our paging services and to a lesser extent from equipment and accessory sales. We believe that the reason for the increase in revenue from 2003 to 2004 was due to the fact that in 2003 we changed our ownership and locations twice during 2003 as well as our increase in marketing and advertising costs. The initial location of the business was in a retail store front location from May 2000 to August 2002. We then relocated to a non-retail store front facility in August, 2002 whereby our customer base declined and we had difficulty attracting new customers from the new location, resulting in a loss of revenue. In September 2003 there was yet another relocation of our company back to a retail store front facility. The second relocation again resulted in a decline of revenue in 2003 due to diminished customer loyalty along with the geographic base of the new business location being approximately 40 miles from the original location.

Selling, general and administrative expenses increased from $5,809 for the six-month period ended June 30, 2003 to $102,875 for the six month period ended June 30, 2004, an increase of $97,066. The increase in operating expenses was due to the increased sale, marketing and advertising expenditures which results in our increase in revenues.

Gross profit increased from $8,236 for the six-month period ended June 30, 2003 to $48,493 for the six-month period ended June 30, 2004, an increase of $40,257 due to our increase in revenues.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b) Reports of Form 8-K

          None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           WIRELESS HOLDINGS, INC.
                                           Registrant


Date: August 18, 2004                      By: Joseph Hess
                                           -------------------------
                                           Joseph Hess
                                           President, Chief Executive Officer
                                           and Chief Financial Officer