Form 10QSB
period 2004-09-30
WIRELESS HOLDINGS INC
filed 2004-11-10
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2004: 30,146,250 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             WIRELESS HOLDINGS, INC.


                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004
                                   (Unaudited)




                                TABLE OF CONTENTS







                                                                           Page
                                                                        --------
Condensed Consolidated Balance Sheets..................................       2
Condensed Consolidated Statements of Operations........................       3
Condensed Consolidated Statements of Cash Flows........................       4
Notes to the Condensed Consolidated Financial Statements...............     5-6


                                                         WIRELESS HOLDINGS, INC.

                                                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      September 30,      December 31,
                                                                                           2004              2003
                                                                                     -----------------  ----------------
                                                                                       (Unaudited)
                                                                ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                          $      8,832       $    40,553
      Accounts receivable, net                                                                 20,171             3,406
      Inventory                                                                                 3,342             1,673
      Prepaid expenses and other current assets                                                 3,865             3,865
                                                                                     -----------------  ----------------

        Total current assets                                                                   36,210            49,497

 PROPERTY AND EQUIPMENT, NET                                                                    6,061             6,858

 INTANGIBLE ASSETS, NET                                                                        10,250            12,500
                                                                                     -----------------  ----------------

    Total assets                                                                         $     52,521       $    68,855
                                                                                     =================  ================


                                              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                              $      5,449       $    12,146
                                                                                     -----------------  ----------------

        Total current liabilities                                                               5,449            12,146

 LOANS PAYABLE TO RELATED PARTY                                                               131,325            71,325
                                                                                     -----------------  ----------------

        Total liabilities                                                                     136,774            83,471
                                                                                     -----------------  ----------------

 SHAREHOLDERS' DEFICIENCY:
      Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares                     -                 -
        issued and outstanding
      Common stock - $.001 par value; 100,000,000 shares authorized;
     30,146,250 shares issued and outstanding                                                  30,146            30,146
      Additional paid-in capital                                                               12,328            12,328
      Accumulated deficit                                                                    (126,727)          (57,090)
                                                                                     -----------------  ----------------

        Total shareholders' deficiency                                                        (84,253)          (14,616)
                                                                                     -----------------  ----------------

 Total liabilities and shareholders' deficiency                                          $     52,521       $    68,855
                                                                                     =================  ================




                                 The accompanying notes are an integral part of these financial statements.





                                                         WIRELESS HOLDINGS, INC.

                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                                  ---------------------------------        ---------------------------------
                                                       2004              2003                 2004               2003
                                                  ----------------   --------------        ------------    -----------------
                                                    (Unaudited)        (Unaudited)          (Unaudited)        (Unaudited)

Revenues, net                                              37,923      $    12,804         $   125,728         $     28,085

Cost of Sales                                              15,177            9,091              54,489               16,136
                                                  ----------------   --------------        ------------    -----------------

     GROSS PROFIT                                          22,746            3,713              71,239               11,949

     Selling, general and administrative expenses          38,001           10,835             140,876               16,644
                                                  ----------------   --------------        ------------    -----------------

       NET INCOME (LOSS)                                  (15,255)     $    (7,122)        $   (69,637)        $     (4,695)
                                                  ================   ==============        ============    =================

Net loss per share - basic and diluted                      (0.00)     $    (0.000)        $    (0.002)        $     (0.000)
                                                  ================   ==============        ============    =================

Weighted average number of shares
outstanding - basic and diluted                        30,146,250       30,146,250          30,146,250           14,282,917
                                                  ================   ==============        ============    =================



                                 The accompanying notes are an integral part of these financial statements.




                        WIRELESS HOLDINGS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               For the Nine months ended September 30,
                                                                              -------------------------------------------
                                                                                     2004                   2003
                                                                              --------------------   --------------------
                                                                                   (Unaudited)            (Unaudited)

Cash Flows From Operating Activities:
Net income (loss)                                                                 $       (69,637)      $         (4,695)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Allowance for doubtful accounts                                                         827                      -
Depreciation and amortization                                                               5,134                      -
Changes in assets and liabilities:
Accounts receivable                                                                       (17,592)                (7,955)
Inventory                                                                                  (1,669)                (2,026)
Prepaid expenses and other current assets                                                       -                 (4,500)
Security deposit                                                                                -                 (3,665)
Accounts payable and accrued expenses                                                      (6,697)                 7,500
                                                                              --------------------   --------------------

Net cash used in operating activities                                                     (89,634)               (15,341)
                                                                              --------------------   --------------------

Cash Flows From Investing Activities:
Purchase of equipment                                                                      (2,087)                (5,000)
Purchase of intangibles                                                                         -                (13,500)
                                                                              --------------------   --------------------

Net cash used in investing activities                                                      (2,087)               (18,500)
                                                                              --------------------   --------------------

Cash Flows From Financing Activities:
      Proceeds from sale of stock                                                               -                 38,750
   Proceeds from related party loans                                                       60,000                 15,325
                                                                              --------------------   --------------------

Net cash provided (used) by financing activities                                           60,000                 54,075
                                                                              --------------------   --------------------

Net increase (decrease) in cash and cash equivalents                                      (31,721)                20,234

Cash and cash equivalents, beginning of period                                             40,553                  1,694
                                                                              --------------------   --------------------

Cash and cash equivalents, end of period                                          $         8,832       $         21,928
                                                                              ====================   ====================



                                 The accompanying notes are an integral part of these financial statements.



                             WIRELESS HOLDINGS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004
                                   (Unaudited)



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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates
----------------

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

                             WIRELESS HOLDINGS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004
                                   (Unaudited)



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

Loans payable to related party
------------------------------

During the three month period ended September 30, 2004 an officer and director of the Company loaned amounts totaling $10,000 to the Company. Total loans payable to this related party are $131,325 as of September 30, 2004. Loans are due no earlier than July 1, 2005 and are non-interest bearing.

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

Capital Resources and Liquidity.

As of September 30, 2004, we had $8,832 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months.

The net cash provided (used) by operating activities for the nine months ended September 30, 2004 and 2003 was $(89,634) and $(15,341), respectively. The net cash provided (used) by investing activities for the nine months ended September 30, 2004 and 2003 was $(2,087) and $(18,500), respectively. The net cash provided by financing activities for the nine months ended September 30, 2004 and 2003 was $60,000 and $54,075, respectively.

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

Results of Operations
---------------------

For the Three Months Ended September 30, 2004 and 2003

Revenues increased from $12,804 for the three month period ended September 30, 2003 to $37,923 for the three month period ended September 30, 2004, an increase of $25,119. These revenues were generated mainly from our paging services and to a lesser extent from equipment and accessory sales. We believe that the reason for the increase in revenue from 2003 to 2004 was due to the fact that in 2004 we changed our ownership and locations twice during 2003 as well as our increase in marketing and advertising costs. The initial location of the business was in a retail store front location from May 2000 to August 2002. We then relocated to a non-retail store front facility in August, 2002 whereby our customer base declined and we had difficulty attracting new customers from the new location, resulting in a loss of revenue. In September 2003 there was yet another relocation of our company back to a retail store front facility. The second relocation again resulted in a decline of revenue in 2003 due to diminished customer loyalty along with the geographic base of the new business location being approximately 40 miles from the original location.

Selling, general and administrative expenses increased from $10,835 for the three-month period ended September 30, 2003 to $38,001 for the three month period ended September 30, 2004, an increase of $27,166. The increase in operating expenses was due to the increased sale, marketing and advertising expenditures which resulted in our increase in revenues. Gross profit increased from $3,713 for the three-month period ended September 30, 2003 to $22,746 for the three-month period ended September 30, 2004, an increase of $19,033 due to our increase in revenues.

For the Nine Months Ended September 30, 2004 and 2003

For the nine months ending September 30, 2004 we have incurred an accumulated deficit of $126,727. Revenues increased from $28,085 for the nine month period ended September 30, 2003 to $125,728 for the nine month period ended September 30, 2004, an increase of $97,643. These revenues were generated mainly from our paging services and to a lesser extent from equipment and accessory sales. We believe that the reason for the increase in revenue from 2003 to 2004 was due to the fact that in 2003 we changed our ownership and locations twice during 2003 as well as our increase in marketing and advertising costs. The initial location of the business was in a retail store front location from May 2000 to August 2002. We then relocated to a non-retail store front facility in August, 2002 whereby our customer base declined and we had difficulty attracting new customers from the new location, resulting in a loss of revenue. In September 2003 there was yet another relocation of our company back to a retail store front facility. The second relocation again resulted in a decline of revenue in 2003 due to diminished customer loyalty along with the geographic base of the new business location being approximately 40 miles from the original location.

Selling, general and administrative expenses increased from $16,644 for the nine-month period ended September 30, 2003 to $140,876 for the nine month period ended September 30, 2004, an increase of $124,232. The increase in operating expenses was due to the increased sale, marketing and advertising expenditures which results in our increase in revenues.

Gross profit increased from $11,949 for the nine-month period ended September 30, 2003 to $71,239 for the nine-month period ended September 30, 2004, an increase of $59,290 due to our increase in revenues.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending September 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           WIRELESS HOLDINGS, INC.
                                           Registrant


Date: November 10, 2004                    By: Joseph Hess
                                           -------------------------
                                           Joseph Hess
                                           President, Chief Executive Officer
                                           and Chief Financial Officer