Form 10KSB
period 2004-12-31
WIRELESS HOLDINGS INC
filed 2005-03-31
CIK 1268236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------
                                   FORM 10-KSB
                    -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File #333-108690

                            WIRELESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   26-0067474
                      (IRS Employer Identification Number)

                  483 NE 20th Street, Boca Raton, Florida      33431
              (Address of principal executive offices )      (Zip Code)

                                 (561) 347-9220
               (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------
     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $160,564

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2005, was: $0.

Number of shares of the registrant's common stock outstanding as of March 28, 2005 is: 30,146,250

The Transfer Agent for the Company is Olde Monmouth Stock Transfer.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are a reseller of a comprehensive suite of wireless voice and data communications products and services. We serve as an independent resource for wireless products and services for consumers and enterprises and currently have agency agreements in place with T-Mobile, MetroPCS, and Sprint. Our agency agreements with T-Mobile, MetroPCS and Sprint allow us to promote, market and sell their services and equipment on a non exclusive basis.

These affiliations allow us the opportunity to satisfy a vast array of customer needs. Allowing our customers to purchase a variety of products, pricing plans, including national, regional and local rate plans as well as prepaid service plans. We do not anticipate development costs to resell our product, yet we do maintain a budget of $60,000 for marketing our products and services over the next twelve months. The voice and data offerings we currently sell are tailored to meet the communications needs of individuals, local and regional businesses. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of the south Florida markets. Since inception we have not spent any funds for research and development. Specifically we sell service plans for cellular phones, data and messaging devices, and accessories. The services we sell include:

Wireless messaging services

We provide paging and other wireless messaging services for one-way and two way paging service and equipment to customers directly as a reseller. We offer our customers both new and refurbished equipment.

Voice Services

We offer a variety of product and service packages that are designed to meet the needs of various consumer and business user segments. These plans have great diversity in price, minutes, calling scope and features.

Postpaid Service

Consumer service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is provided and billed on a monthly basis according to the applicable pricing plan chosen. Our supplier's services include basic local wireless communications service, long distance service and roaming services. In addition to basic wireless voice telephone services, we offer many products with enhanced features such as caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail. All of our postpaid services are currently supplied by T-Mobile. We intend to have agency agreements with additional carriers for postpaid services. We have submitted applications to ATT Wireless and Sprint but have not completed any additional agency agreements to date.

Prepaid Service.

We offer prepaid service as an alternative to post-pay subscriptions. Prepaid service attracts distinct consumer segments such as the youth market, families, small business customers and other consumers who prefer to pay in advance with popular features that had previously been available only to post-paid users, such as long distance, caller ID, call waiting, voicemail and off-network roaming. At the same time, retaining the benefits of advance payment including no contract, no credit check, no monthly billing and enhanced ability to control spending.

General

We intend to participate in the consolidation process that the paging and wireless messaging industry is likely to undergo. We currently do not have any preliminary plans or formalized agreements to merge with or acquire another entity. Potential future opportunities would be evaluated on several key operating and financial elements including geographic presence, potential increase in both free and operating cash flow, operating efficiencies and availability of financing. Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to us.

Our ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers may have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, or switching to competing service providers.

We rely upon third parties to provide satellite transmission of wireless messaging services to our subscribers. To the extent there are satellite outages or if satellite coverage is impaired in other ways, our subscribers may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

Marketing

We market wireless messaging products and services through our subsidiary, Action Wireless, Inc. which maintains a retail location. Our retail location is available for consumers to walk in and purchase products and services. We currently have one full time employee and one part time employee.

Competition

We face intense competition from operators of other larger and more dominant local, regional and national wireless messaging service providers and resellers. Specifically we compete with resellers such as ourselves with a retail presence in our area, and corporate retail stores of major carriers such as ATT wireless, sprint, metroPCS, T-Mobile. Such competition is based upon price, quality and variety of services offered, and the geographic area covered. Some of our competitors possess greater financial, technical and other resources than those available to us and follow a low-price discounting strategy to expand market share.

A number of technologies, including cellular telephone service, personal communications service ("PCS"), enhanced specialized mobile radio, low-speed data networks and mobile satellite services are technological competitors of wireless one- and two-way communications.

We believe that paging will remain one of the lowest cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, allowing unlimited monthly paging services to be offered at flat monthly rates as much as 90% lower than some time-limited cellular or PCS calling plans.

Future technological developments in the wireless communications industry and the enhancement of current technologies will likely create new products and services that will compete with the products and services we currently offer. At this time, however, we believe that technological advantages of paging devices include superior signal penetration into buildings, basements and other hard to reach areas resulting from the stronger transmitting power and higher-ground location of network transmitters. These characteristics also provide greater coverage area using fewer transmitters than required of cellular or PCS systems covering the same geography. Further, a smaller and more lightweight communications device and longer battery life are viewed as subscriber conveniences that are not matched by currently-available cellular or PCS handsets. Finally, much longer email and other text messages can be sent and received via paging technologies than through cellular or PCS systems, which continue to limit message size.

EMPLOYEES

As of March 28, 2005, we had a total of two employees (one full time employee and one part time employee) who work at our current location.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 483 NE 20th Street, Boca Raton, Florida 33431. We sublease such space from Wireless, LLC for $1,500 per month, Joseph Hess, our sole officer and director is the sole shareholder of Wireless, LLC. The space serves as a retail location and our executive offices and is approximately 850 square feet, located within a strip mall. We believe that this space is sufficient and adequate to operate our current business. We intend to open additional stores in Palm Beach and Broward Counties of Florida.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 28, 2005, there are approximately 40 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol "WLHO".

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a reseller of a comprehensive suite of wireless voice and data communications products and services. We currently have agency agreements in place with T-Mobile, MetroPCS and Sprint. These affiliations allow us the opportunity to satisfy a vast array of customer needs. Our customers purchase a variety of products, pricing plans, including national, regional and local rate plans as well as prepaid service plans. Our voice and data offerings are tailored to meet the communications needs of individuals, local and regional businesses. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of the south Florida markets.

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2004 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,

     -    private offerings of securities or debt, or

     -    other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Capital Resources and Liquidity.

As of December 31, 2005, we had $13,044 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months.

The net cash provided (used) by operating activities for the twelve months ended December 31, 2004 and 2003 was $(105,422) and $(50,509), respectively. The net cash provided (used) by investing activities for the twelve months ended December 31, 2004 and 2003 was $(2,087) and $(20,707), respectively. The net cash provided by financing activities for the twelve months ended December 31, 2004 and 2003 was $80,000 and $110,075, respectively.

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

Results of Operations
---------------------

For the Twelve Months Ended December 31, 2004 and 2003

For the twelve months ending December 31, 2004 we have incurred an accumulated deficit of $171,821. Revenues increased from $50,958 for the twelve month period ended December 31, 2003 to $160,564 for the twelve month period ended September 30, 2004, an increase of $109,606. These revenues were generated mainly from our paging services and to a lesser extent from equipment and accessory sales. We believe that the reason for the increase in revenue from 2003 to 2004 was due to the fact that in 2003 we changed our ownership and locations twice during 2003 as well as our increase in marketing and advertising costs. The initial location of the business was in a retail store front location from May 2000 to August 2002. We then relocated to a non-retail store front facility in August, 2002 whereby our customer base declined and we had difficulty attracting new customers from the new location, resulting in a loss of revenue. In September 2003 there was yet another relocation of our company back to a retail store front facility. The second relocation again resulted in a decline of revenue in 2003 due to diminished customer loyalty along with the geographic base of the new business location being approximately 40 miles from the original location.

Selling, general and administrative expenses increased from $70,137 for the twelve-month period ended December 31, 2003 to $188,489 for the twelve month period ended December 31, 2004, an increase of $118,352. The increase in operating expenses was due to the increased sale, marketing and advertising expenditures which results in our increase in revenues.

Gross profit increased from $13,047 for the twelve-month period ended December 31, 2003 to $73,758 for the twelve-month period ended December 31, 2004, an increase of $60,711 due to our increase in revenues.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


                                Table of Contents


Report of Independent Registered Public Accounting Firm..............  F - 2

Consolidated Balance Sheet ..........................................  F - 3

Consolidated Statements of Operations ...............................  F - 4

Consolidated Statements of Changes in Shareholders' Deficiency.......  F - 5

Consolidated Statements of Cash Flows ...............................  F - 6

Notes to the Consolidated Financial Statements.......................  F - 7 -13

             Report of Independent Registered Public Accounting Firm



To the board of directors and shareholders of Wireless Holdings, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheet of Wireless Holdings, Inc. and Subsidiary (a Florida corporation) as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Holdings, Inc. and Subsidiary as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jewett, Schwartz, & Associates

Hollywood, Florida
March 4, 2005



                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,         December 31,
                                                                                       2004                 2003
                                                                                -------------------   ------------------

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                           $ 13,044             $ 40,553
      Accounts receivable, net                                                              11,489                3,406
      Inventory                                                                              9,328                1,673
      Prepaid expenses and other current assets                                              3,865                3,865
                                                                                -------------------   ------------------

        Total current assets                                                                37,726               49,497

 PROPERTY AND EQUIPMENT, NET                                                                 5,100                6,858

 INTANGIBLE ASSETS, NET                                                                      9,500               12,500
                                                                                -------------------   ------------------

    Total assets                                                                          $ 52,326             $ 68,855
                                                                                ===================   ==================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                               $ 30,348             $ 12,146
      Loan payable to related party, current portion                                       151,325                    -
                                                                                -------------------   ------------------

        Total current liabilities                                                          181,673               12,146

 LOANS PAYABLE TO RELATED PARTY                                                                  -               71,325
                                                                                -------------------   ------------------

        Total liabilities                                                                  181,673               83,471
                                                                                -------------------   ------------------

 SHAREHOLDERS' DEFICIENCY:
      Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares                  -                    -
        issued and outstanding
      Common stock - $.001 par value; 100,000,000 shares authorized;
     30,146,250 shares issued and outstanding                                               30,146               30,146
      Common stock subscribed                                                                   30                    -
      Subscription receivable                                                                  (30)                   -

      Additional paid-in capital                                                            12,328               12,328
      Accumulated deficit                                                                 (171,821)             (57,090)
                                                                                -------------------   ------------------

        Total shareholders' deficiency                                                    (129,347)             (14,616)
                                                                                -------------------   ------------------

 Total liabilities and shareholders' deficiency                                           $ 52,326             $ 68,855
                                                                                ===================   ==================


          The accompany notes are an integral part of the consolidated financial statements.


                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Year Ended December 31,
                                                                 -------------------------------------------
                                                                      2004                    2003
                                                                 ----------------     ----------------------

Revenues, net                                                          $ 160,564                   $ 50,958

Cost of sales                                                             86,806                     37,911
                                                                 ----------------     ----------------------

     GROSS PROFIT                                                         73,758                     13,047

     Selling, general and administrative expenses                        188,489                     70,137
                                                                 ----------------     ----------------------

       NET LOSS                                                        $(114,731)                 $ (57,090)
                                                                 ================     ======================

Net loss per share - basic and diluted                                  $ (0.004)                  $ (0.005)
                                                                 ================     ======================

Weighted average number of shares
outstanding - basic and diluted                                       30,176,250                 10,787,700
                                                                 ================     ======================

          The accompany notes are an integral part of the consolidated financial statements.


                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY


                                                             Preferred Stock                 Common Stock
                                                      ------------------------------  -------------------------
                                                         Shares           Amount       Shares         Amount
                                                      -------------    -------------  -------------------------

                    ACTION WIRELESS, INC.
                    ---------------------
Balance at December 31, 2002                                    --             --           500           500

Adjustment for termination of Subchapter S election             --             --            --            --

Sixteen hundred-for-one stock split                             --             --       799,500           300

Common shares issued at $.10 per share                          --             --       200,000           200
                                                        ----------     ----------    ----------    ----------

          Subtotal                                              --             --     1,000,000         1,000


1,000,000 common shares exchanged one -for-one with Wireless Holdings, Inc. on June 22, 2003
--------------------------------------------------------------------------------------------


              WIRELESS HOLDINGS, INC. AND SUBSIDIARY
              --------------------------------------

Common shares issued at par value                               --             --     9,000,000         9,000

Common shares issued at $.20 per share                          --             --        48,750            49

Three-for-one forward split of common shares                    --             --    20,097,500        20,098

Net loss                                                        --             --            --            --
                                                        ----------     ----------    ----------    ----------

Balance at December 31, 2003                                    --             --    30,146,250        30,146

Common shares issued at $.20 per share                          --             --        30,000            30

Net loss                                                        --             --            --            --
                                                        ----------     ----------    ----------    ----------

Balance at December 31, 2004                            $       --             --    30,176,250    $   30,176
                                                        ==========     ==========    ==========    ==========


                                                        Additional
                                                        Paid-in      Accumulated
                                                        Capital         Deficit         Total
                                                        -------------  ------------- ------------

                    ACTION WIRELESS, INC.
                    ---------------------

Balance at December 31, 2002                             13,076         (9,852)         3,724

Adjustment for termination of Subchapter S election      (9,852)         9,852             --

Sixteen hundred-for-one stock split                        (300)            --             --

Common shares issued at $.10 per share                   19,800             --         20,000
                                                         ---------    ----------     ----------

          Subtotal                                       22,724             --         23,724

1,000,000 common shares exchanged one-for-one with Wireless Holdings, Inc. on June 22, 2003
-------------------------------------------------------------------------------------------

              WIRELESS HOLDINGS, INC. AND SUBSIDIARY
              --------------------------------------

Common shares issued at par value                            --             --          9,000

Common shares issued at $.20 per share                    9,701             --          9,750

Three-for-one forward split of common shares           (200,978)            --             --

Net loss                                                     --        (57,090)       (57,090)
                                                       ---------    ----------     ----------

Balance at December 31, 2003                             12,328        (57,090)       (14,616)

Common shares issued at $.20 per share                    5,970             --          6,000

Net loss                                                     --       (114,731)      (114,731)
                                                       ---------    ----------     ----------

Balance at December 31, 2004                          $  12,328     $ (171,821)    $ (123,347)
                                                     ===========    ==========     ===========


          The accompany notes are an integral part of the consolidated financial statements.


                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Year ended December 31,
                                                                      ---------------------------------------
                                                                         2004                   2003
                                                                      ----------------   --------------------

Cash Flows From Operating Activities:
Net income (loss)                                                          $ (114,731)             $ (57,090)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Allowance for doubtful accounts                                             827                      -
Depreciation and amortization                                                   6,845                  1,433
Changes in assets and liabilities:
Accounts receivable                                                            (8,910)                (3,406)
Inventory                                                                      (7,655)                   736
Prepaid expenses and other current assets                                           -                 (3,865)
Accounts payable and accrued expenses                                          18,202                 11,683
                                                                      ----------------   --------------------

Net cash used in operating activities                                        (105,422)               (50,509)
                                                                      ----------------   --------------------

Cash Flows From Investing Activities:
Purchase of equipment                                                          (2,087)                (7,207)
Purchase of intangibles                                                             -                (13,500)
                                                                      ----------------   --------------------

Net cash used in investing activities                                          (2,087)               (20,707)
                                                                      ----------------   --------------------

Cash Flows From Financing Activities:
      Proceeds from sale of stock                                                   -                 38,750
   Proceeds from related party loans                                           80,000                 71,325
                                                                      ----------------   --------------------

Net cash provided by financing activities                                      80,000                110,075
                                                                      ----------------   --------------------

Net increase (decrease) in cash and cash equivalents                          (27,509)                38,859

Cash and cash equivalents, beginning of period                                 40,553                  1,694
                                                                      ----------------   --------------------

Cash and cash equivalents, end of period                                   $   13,044              $  40,553
                                                                      ================   ====================




          The accompany notes are an integral part of the consolidated financial statements.

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2004 and 2003

NOTE A - DESCRIPTION OF BUSINESS

Business Activity
-----------------
Action Wireless, Inc., a wholly-owned subsidiary of Wireless Holdings, Inc., is a reseller of a comprehensive suite of wireless voice and data communications products and services to business and individuals primarily located in South Florida.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Wireless Holdings, Inc. and its wholly-owned subsidiary, Action Wireless, Inc., (collectively referred to as "the Company" unless otherwise indicated by the context). All intercompany accounts and transactions have been eliminated.

As further discussed in Note G to the financial statements, Action Wireless became the wholly owned subsidiary of Wireless Holdings, Inc in connection with a stock purchase and share exchange agreement. Accordingly, this transaction effectively resulted in a capital transaction, in substance, and is identical to a reverse acquisition except that no goodwill or other intangible asset was recorded for accounting purposes with Action Wireless as the accounting acquirer. The financial statements presented for periods preceding the merger are those of the accounting acquirer.

NOTE B- GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's independent accountants include a "going concern" paragraph in their audit report accompanying these consolidated financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Inventories
-----------
Inventories, which consist of pagers, beepers, telephone and cellular phones, are stated at the lower of cost or market determined using the first-in, first-out ("FIFO") cost method.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment
----------------------
Equipment is recorded at cost and depreciated using accelerated methods, over the estimated useful life of the asset, which is seven years. Maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized.

Intangible Asset
----------------
Intangible assets consist of goodwill acquired prior to July 1, 2001 and are amortized on a straight-line basis over its estimated useful life. The estimate was based on the facts and circumstances surrounding the acquisition, not to exceed twenty years. The Company reviewed the carrying value of goodwill acquired in 2000 and determined the unamortized balance, of $6,946, as of December 31, 2001 to be unrealizable. Therefore, the remaining balance has been expensed for the December 31, 2002 year end. The website intangible acquired from the asset purchase described in Note D, in the amount of $4,500, was determined not to have an impairment of value as of December 31, 2003. The lease rights acquired in the same asset purchase generated $1,000 of amortization expense for December 31, 2003.

Income Taxes
------------
The Shareholders of Action Wireless, Inc. elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, the stockholders of the Company are responsible for taxes on the Company's income in their individual income tax returns. Accordingly, no provision or liability for income taxes is reflected in the accompanying financial statements through December 31, 2004.

As of December 31, 2004 and 2003 the Company has no material differences resulting from the tax basis and reported amounts of its assets and liabilities.

Pursuant to the change in capital structure and share exchange agreement further described in Note E, the shareholders of Action Wireless elected to revoke the Subchapter S status to be effective January 1, 2003 and accordingly, made an adjustment of $9,852 to reduce additional paid-in capital from its remaining accumulated deficit.

Upon the revocation of the Subchapter S status, the Company will account for income taxes in accordance with the provision of FASB 109. Accordingly, deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Revenue Recognition
-------------------
Revenues are primarily derived from paging services, revenue from equipment and accessories sales, although immaterial, are recognized at the point of sale. Paging service is provided to customers on a month to month basis. Contractually payments required each month in advance of receiving service. Revenues, from paging services, are recognized upon providing such services to its customers, in accordance with the guidelines provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 104, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. At December 31, 2004 and 2003, the Company has not recognized any deferred revenues resulting from advanced payments received by its customers.

Advertising
-----------
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 were $28,048 and $16,208, respectively.

Loss Per Share
--------------
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Acccounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinisic method the Company currently uses. The Company will adopt this SFAS as of January 1, 2006. The Company does not expect the adoption of this SFAS 123(R) to have a material impact relating to outstanding options/warrants since a majority of the awards granted at December 31, 2004 will be fully vested prior to our adoption.


In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation represents an interpretation of Accounting Research Bulletin No. 51. The accounting research bulletin requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. Financial statement interpretation No. 46 gives guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. This interpretation is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

NOTE D - ASSET PURCHASE

On September 3, 2003, the Company purchased assets, in the amount of $18,500, from Progressive Cellular Incorporated. The asset purchase consisted of furniture, fixtures, and office equipment with an estimated fair market value aggregating $5,000, and the lease rights to the premises and the website with its domain name with an estimated fair market value of $13,500. The value assigned to the intangible assets consists of $9,000 allocated to the lease rights to the premises that have a useful life of 3 years. The remaining value of $4,500 is allocated to the value of the website that has an indeterminable life and will be subject to annual impairment valuations.

NOTE E - EQUIPMENT

Equipment consists of the following at December 31:

                                                           2004                2003
                                                       -------------       --------------
       Equipment                                         $ 8,945            $ 7,400
          Less: accumulated depreciation                 ( 3,845)                (542)
                                                       -------------       --------------

                                                         $ 5,100            $   6,858
                                                       =============       ==============

NOTE F - INTANGIBLE ASSET

Intangible assets consist of the following at December 31:

                                                           2004                2003
                                                      -------------        --------------
       Lease rights                                   $    9,000           $    9,000
                                                      -------------        --------------
       Internet website                               $    4,500           $    4,500
         Less: accumulated amortization                 (  4,000)            (  1,000)
                                                      -------------        --------------

                                                      $    9,500           $   12,500
                                                      =============        ==============

NOTE G - CAPITAL

Sale of the Company
-------------------
In May, 2003, the sole stockholder of the Company sold 100% of the stock of the Company to an individual for $15,000. The purchase price included all of the assets, contracts, and vendor obligations that existed as of April 30, 2003.

Change in Capital Structure
---------------------------
In May, 2003, the Company filed Articles of Amendment to Articles of Incorporation of Action Wireless, Inc. thereby amending the capital structure of the Company to allow for a maximum of 10,000,000 shares of Preferred Stock at par value of $.001 per share and 100,000,000 shares of Common Stock at a par value of $.001 per share.

Forward Split
-------------
On May 22, 2003 the Board of Directors of the Company authorized a 1600 to 1 forward split of the Company's issued and outstanding common shares that resulted in 800,000 shares issued and outstanding.

Sale of Stock
-------------

On May 30, 2003 the Company sold 200,000 shares of its common stock for $.10 per share.

Share Exchange Agreement
------------------------

Effective June 22, 2003 in connection with a Stock Purchase Agreement and Share Exchange with Wireless Holdings, Inc. ("Holdings"), the Company became a wholly owned subsidiary of Holdings for the issuance of 1,000,000 shares of Holdings common stock to the shareholders of Action Wireless, Inc.

Forward Split
-------------

On September 30, 2003 the Board of Directors of the Company authorized a 3 to 1 forward split of the Company's issued and outstanding common shares that resulted in 30,131,250 shares issued and outstanding.

NOTE H - INCOME TAXES

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended December 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                                      2004              2003
                                                                   -----------     ---------------
           Computed "expected" tax expense (benefit)            $  (   39,008)   $  (  19,411)

           Benefit of operating loss carryforwards                     39,008          19,411
                                                                   -----------     ---------------
                                                                $       -       $       -
                                                                   ===========     ===============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

           Deferred tax assets:                            2004
                                                        ------------
           Current deferred tax assets                   $   39,008
           Net operating loss carryforward                   19,411
                                                        ------------
           Total gross deferred tax assets                   58,419
           Less valuation allowance                         (58,419)
                                                        ------------
           Net deferred tax assets                       $        -
                                                        ============


The Company has a net operating loss carryforward of approximately $171,821 available to offset future taxable income through 2019.

The valuation allowance at December 31, 2004 was $6,900. The net change in valuation allowance during the year ended December 31, 2003 was an increase of $ -0-.

NOTE I - COMMITMENTS

In connection with the asset purchase referred in Note B above, the Company acquired the lease rights to a non-cancelable operating lease for retail space. The lease term, expired in September, 2003, and included payments for common area maintenance, real estate and sales taxes. The minimum lease commitment, for the non-cancelable operating lease, for the subsequent years are summarized as follows:

                        2004  $                 14,000
                        2005                    14,500
                        2006                    10,000
                        2007                         -
                        2008                         -
                                  ---------------------
                              $                 38,500
                                  =====================

The Company has incurred approximately $18,000 of rent expense under this lease through December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz & Associates. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Joseph Hess, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 28, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                 Age       Positions and Offices Held

Joseph Hess          34        President, Chief Financial Officer,
                               Chief Executive Officer, Secretary,
                               Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Joseph P. Hess has served as our sole officer and director since our inception in June 2003 and continues to serve in such capacities. Since May 2003, Mr. Hess has also served as the sole officer and director of our subsidiary, Action Wireless, Inc. where he has been responsible for the day to day operations of the company. In April 2000, Mr. Hess co-founded Autobex, Inc. which is a business-to business internet exchange for the automotive industry. In his capacity as Vice President of Autobex from April 2000 to April 2001, he secured a strategic relationship with the industry's leading Enterprise Resource Planning provider, ADP.

Mr. Hess served as a Division President for Credit Acceptance Corporation from March 2002, to January, 2004 where he had responsibility for the e-commerce sales channel, a technology based purchasing co-operative, and the company's supply chain of non-financial products and services. Prior to co-founding Autobex, Mr. Hess was Director of purchasing at AutoNation from May 1999 to April 2000, North America's largest retailer with 412 dealerships, responsible for supply chain strategies including the development of an internal network of distribution centers and an e-commerce platform. Before joining AutoNation from March 1993 to May 1999, Mr. Hess held a variety of p&l, sales and operational management positions for Genuine Parts Company's NAPA Auto Parts retail and distribution divisions. The following sets forth his positions with NAPA Auto
Parts: from July 1994 to July 1996 he was the district retail manager; from July 1996 to 1998 he was the district operation manager; From July 1998 to January 1999 he was the area manager; and from January 1999 to May 1999 he was the operations manager.

Mr. Hess is a South Florida native and graduate of Stetson University, located in Deland, Florida, where he received his Bachelor of Business Administration and Masters of Business Administration degrees. Mr. Hess is a member of Leadership Broward, and actively involved with Junior Achievement, is a board member of Cystic Fibrosis, co-chairs a $100,000 event, Cardinal Gibbons Alumni, is a board member and VP, and the Cooperative Feeding Program.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name                   Number of Total Shares             % of Shareholdings
----                   ----------------------             ------------------

Joseph Hess                     29,400,000                           97.43%
301 N. Ocean Blvd. #710
Pompano Beach, Florida   33062

The percent of class is based on 30,146,250 shares of common stock issued and outstanding as of March 28, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use space at 483 NE 20th Street, Boca Raton, Florida 33431. We sublease such space from Wireless, LLC for $1,500 per month, Joseph Hess, our sole officer and director is the sole shareholder of Wireless, LLC.

During the twelve months ended December 31, 2004, we received $151,325 as a loan from Joseph Hess, our sole officer and director, as working capital for ongoing operations. These loans are non-interest bearing and are due on demand subsequent to December, 31 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

     None

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $5,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $3,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we had not expenditures for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     III-2

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               WIRELESS HOLDINGS, INC.

                               By: /s/ Joseph Hess
                              --------------------------
                                       Joseph Hess
                                       President, Secretary and Director

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                        DATE
----                          -----                        ----

/s/ Joseph Hess               President, Secretary         March 31, 2005
---------------------         and Director
    Joseph Hess

                                     III-3