Form 10QSB
period 2005-03-31
WIRELESS HOLDINGS INC
filed 2005-05-16
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50214

WIRELESS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	26-0067474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

483 NE 20Th Street

Boca Raton, FL 33431

(Address of Principal Executive Offices)

(561) 347-9220

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2005: 30,146,250 shares of common stock.

WIRELESS HOLDINGS, INC.

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signature

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to the Condensed Consolidated Financial Statements	5-6

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 14,667	$ 13,044
Accounts receivable, net	8,614	11,489
Inventory	5,911	9,328
Prepaid expenses and other current assets	3,865	3,865

Total current assets	33,057	37,726

PROPERTY AND EQUIPMENT, NET	4,138	5,100

INTANGIBLE ASSETS, NET	8,750	9,500

Total assets	$ 45,945	$ 52,326

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 27,649	$ 30,348

Total current liabilities	27,649	30,348

LOANS PAYABLE TO RELATED PARTY	171,325	151,325

Total liabilities	198,974	181,673

SHAREHOLDERS’ DEFICIENCY:
Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares	-	-
issued and outstanding
Common stock - $.001 par value; 100,000,000 shares authorized;
30,176,250 shares issued and outstanding	30,176	30,176
Additional paid-in capital	18,298	18,298
Accumulated deficit	(201,503)	(177,821)

Total shareholders’ deficiency	(153,029)	(129,347)

Total liabilities and shareholders’ deficiency	$ 45,945	$ 52,326

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues, net	41,480	$ 48,904

Cost of Sales	22,796	18,660

GROSS PROFIT	18,684	30,244

Selling, general and administrative expenses	42,366	51,931

NET INCOME (LOSS)	(23,682)	$ (21,687)

Net loss per share - basic and diluted	(0.00)	$ (0.001)

Weighted average number of shares
outstanding - basic and diluted	30,176,250	30,146,250

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$ (23,682)	$ (21,687)
Adjustments to reconcile net loss to net
cash used by operating activities:
Allowance for doubtful accounts	827	-
Depreciation and amortization	1,712	1,170
Changes in assets and liabilities:
Accounts receivable	2,048	3,406
Inventory	3,417	(3,303)
Prepaid expenses and other current assets	-	200
Security deposit	-	-
Accounts payable and accrued expenses	(2,699)	1,599

Net cash used in operating activities	(18,377)	(18,615)

Cash Flows From Investing Activities:
Purchase of equipment	-	(1,546)
Purchase of intangibles	-	-

Net cash used in investing activities	-	(1,546)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	-
Proceeds from related party loans	20,000	-

Net cash provided (used) by financing activities	20,000	-

Net increase (decrease) in cash and cash equivalents	1,623	(20,161)

Cash and cash equivalents, beginning of period	13,044	40,553

Cash and cash equivalents, end of period	$ 14,667	$ 20,392

WIRELESS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

NOTE A – DESCRIPTION OF THE BUSINESS

Business Activity

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

WIRELESS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Loans payable to related party

During the three month period ended March 31, 2005 an officer and director of the Company loaned amounts totaling $20,000 to the Company. Total loans payable to this related party are $171,325 as of March 31, 2005. Loans are due no earlier than July 1, 2005 and are non-interest bearing.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

We are a reseller of a comprehensive suite of wireless voice and data communications products and services. We currently have agency agreements in place with T-Mobile, metro PCS and Sprint. These affiliations allow us the opportunity to satisfy a vast array of customer needs. Our customers purchase a variety of products, pricing plans, including national, regional and local rate plans as well as prepaid service plans. Our voice and data offerings are tailored to meet the communications needs of individuals, local and regional businesses. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of the south Florida markets.

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2004, nor as of March 31, 2005 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,
-	private offerings of securities or debt, or
-	other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Capital Resources and Liquidity.

As of March 31, 2005, we had $14,667 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months. The net cash provided (used) by operating activities for the three months ended March 31, 2005 and 2004 was $(18,377) and $(18,615), respectively. The net cash provided (used) by investing activities for the three months ended March 31,2005 and 2004 was $0 and $(1,546), respectively. The net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $20,000 and $0, respectively.

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

Results of Operations

For the Three Months Ended March 31, 2005 and 2004 Revenues decreased from $48,904 for the three month period ended March 31,2004 to $41,480 for the three month period ended March 31, 2005, a decrease of $7,424. These revenues were generated mainly from sales of cellular services and equipment, paging services and to a lesser extent from accessory sales. We believe that the reason for the decrease in revenue from 2004 to 2005 was due to seasonal adjustments and less retail traffic in general.

Selling, general and administrative expenses decreased from $51,931 for the three-month period ended March 31, 2004 to $42,366 for the three month period ended March 31, 2005, a decrease of $9,565. The decrease in operating expenses was due to our decreased sale, marketing and advertising expenditures. Gross profit decreased from $30,244 for the three-month period ended March 31, 2004 to $18,684 for the three-month period ended March 31, 2005 a decrease of $11,560 due to our decrease in revenues.

Critical Accounting Policies

Wireless Holdings’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note B of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Wireless Holdings views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Wireless Holdings’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending March 31, 2005,covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIRELESS HOLDINGS, INC. Registrant

Date: May 13, 2005	By: Joseph Hess
Joseph Hess
President, Chief Executive Officer
and Chief Financial Officer