Form 10QSB
period 2005-06-30
WIRELESS HOLDINGS INC
filed 2005-08-12
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2005: 30,146,250 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to the Condensed Consolidated Financial Statements	5-6

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,412	$13,044
Accounts receivable, net	7,225	11,489
Note receivable	19,488	-
Inventory	-	9,328
Prepaid expenses and other current assets	3,865	3,865

Total current assets	52,990	37,726

PROPERTY AND EQUIPMENT, NET	-	5,100

INTANGIBLE ASSETS, NET	-	9,500

Total assets	$52,990	$52,326

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,186	$30,348

Total current liabilities	25,186	30,348

LOANS PAYABLE TO RELATED PARTY	190,325	151,325

Total liabilities	215,511	181,673

SHAREHOLDERS’ DEFICIENCY:
Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares	-	-
issued and outstanding
Common stock - $.001 par value; 100,000,000 shares authorized;
30,176,250 shares issued and outstanding	30,176	30,176
Additional paid-in capital	18,298	18,298
Accumulated deficit	(210,995)	(177,821)

Total shareholders’ deficiency	(162,521)	(129,347)

Total liabilities and shareholders’ deficiency	$52,990	$52,326

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$16,235	$38,901	$57,715	$87,805

Cost of Sales	8,429	20,652	31,225	39,312

GROSS PROFIT	7,806	18,249	26,490	48,493

Selling, general and administrative expenses	23,485	50,944	65,852	102,875

NET LOSS FROM OPERATIONS	$(15,679)	$(32,695)	$(39,362)	$(54,382)

Gain on sale of asset	6,188	-	6,188	-

NET LOSS	$(9,491)	$(32,695)	$(33,174)	$(54,382)

Net loss per share - basic and diluted	$(0.00)	$(0.001)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	30,176,250	30,146,250	30,176,250	30,146,250

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(33,174)	$(54,382)
Adjustments to reconcile net loss to net
cash used by operating activities:
Allowance for doubtful accounts	827	827
Depreciation and amortization	3,423	3,423
Changes in assets and liabilities:
Accounts receivable	3,437	(13,143)
Note receivable	(19,488)	-
Inventory	9,328	(4,292)
Accounts payable and accrued expenses	(5,162)	(1,287)

Net cash used in operating activities	(40,809)	(68,854)

Cash Flows From Investing Activities:
Sale of property and equipment	3,177	(2,086)
Sale of intangible assets	8,000	-

Net cash provided by (used in) investing activities	11,177	(2,086)

Cash Flows From Financing Activities:
Proceeds from related party loans	39,000	50,000

Net cash provided by financing activities	39,000	50,000

Net increase (decrease) in cash and cash equivalents	9,368	(20,940)

Cash and cash equivalents, beginning of period	13,044	40,553

Cash and cash equivalents, end of period	$22,412	$19,613

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

WIRELESS HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

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

Loans payable to related party

During the six month period ended June 30, 2005 an officer and director of the Company loaned amounts totaling $39,000 to the Company. Total loans payable to this related party are $190,325 as of June 30, 2005. Loans are due no earlier than July 1, 2005 and are non-interest bearing.

NOTE C – SALE OF ASSETS

On June 30, 2005 the Company entered into a Settlement Agreement whereby it sold its store assets in the amount of $19,488 to a third party. The assets sold consisted of inventory, furniture, fixtures, office equipment and the lease rights to the premises. The gain on the sale of assets was $6,188 and was recorded in the accompanying condensed consolidated statements of operations.

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

On June 30, 2005, we entered into an agreement for the sale of assets pursuant to which we sold the assets for our retail store operating at 2206 NE 20th Street, Boca Raton, Florida. Such assets included our lease rights, furniture, fixtures, equipment, display cases and computer desks. We will continue to offer our customers paging and other wireless messaging services for one-way and two way paging service and equipment to customers directly as a reseller. We offer our customers both new and refurbished equipment.

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2004, nor as of June 30, 2005 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,
-	private offerings of securities or debt, or
-	other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Capital Resources and Liquidity.

As of June 30, 2005, we had $22,412 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months. The net cash provided (used) by operating activities for the six months ended June 30, 2005 and 2004 was $(40,809) and $(68,854), respectively. The net cash provided (used) by investing activities for the six months ended June 30, 2005 and 2004 was $11,177 and $(2,086), respectively. The net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $39,000 and $50,000, respectively.

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

Results of Operations

For the Three Months Ended June 30, 2005 and 2004

For the Three Months Ended June 30, 2005 and 2004 revenues decreased from $38,901 for the three month period ended June 30, 2004 to $16,235 for the three month period ended June 30, 2005, a decrease of $22,666. These revenues were generated mainly from sales of cellular services and equipment, paging services and to a lesser extent from accessory sales. We believe that the reason for the decrease in revenue from 2004 to 2005 was due to seasonal adjustments and less retail traffic in general.

Selling, general and administrative expenses decreased from $50,944 for the three-month period ended June 30, 2004 to $23,485 for the three month period ended June 30, 2005, a decrease of $27,459. The decrease in operating expenses was due to our decreased sale, marketing and advertising expenditures. Gross profit decreased from $18,249 for the three-month period ended June 30, 2004 to $7,806 for the three-month period ended June 30, 2005 a decrease of $10,443 due to our decrease in revenues.

For the Six Months Ended June 30, 2005 and 2004

For the six months ended June 30, 2005 and 2004 revenues decreased from $87,805 for the six month period ended June 30, 2004 to $57,715 for the six month period ended June 30, 2005, a decrease of $30,090. These revenues were generated mainly from sales of cellular services and equipment, paging services and to a lesser extent from accessory sales. We believe that the reason for the decrease in revenue from 2004 to 2005 was due to seasonal adjustments and less retail traffic in general.

Selling, general and administrative expenses decreased from $102,875 for the six-month period ended June 30, 2004 to $65,852 for the six month period ended June 30, 2005, a decrease of $37,023. The decrease in operating expenses was due to our decreased sale, marketing and advertising expenditures. Gross profit decreased from $48,493 for the six-month period ended June 30, 2004 to $26,490 for the six-month period ended June 30, 2005 a decrease of $22,003 due to our decrease in revenues.

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

No matter was submitted during the quarter ending June 30, 2005,covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIRELESS HOLDINGS, INC. Registrant
Date: August 12, 2005	By: Joseph Hess
Joseph Hess
President, Chief Executive Officer
and Chief Financial Officer