Form 10QSB
period 2005-09-30
WIRELESS HOLDINGS INC
filed 2005-11-14
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-QSB

____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50214

____________

WIRELESS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

____________

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

Yes	☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 30,146,250 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WIRELESS HOLDINGS, INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

TABLE OF CONTENTS

Page
Condensed Balance Sheets	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to the Condensed Financial Statements	5-6

WIRELESS HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,282	$13,044
Accounts receivable, net	7,225	11,489
Inventory	-	9,328
Prepaid expenses and other current assets	200	3,865

Total current assets	13,707	37,726

PROPERTY AND EQUIPMENT, NET	-	5,100

INTANGIBLE ASSETS, NET	-	9,500

Total assets	$13,707	$52,326

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,089	$30,348
Loans payable to related party	191,945	151,325

Total current liabilities	194,034	181,673

SHAREHOLDERS’ DEFICIENCY:
Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares	-	-
issued and outstanding
Common stock - $.001 par value; 100,000,000 shares authorized;
30,176,250 shares issued and outstanding	30,176	30,176
Additional paid-in capital	18,298	18,298
Accumulated deficit	(228,801)	(177,821)

Total shareholders’ deficiency	(180,327)	(129,347)

Total liabilities and shareholders’ deficiency	$13,707	$52,326

WIRELESS HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$2,053	$37,923	$59,768	$125,728

Cost of Sales	-	15,177	31,225	54,489

GROSS PROFIT	2,053	22,746	28,543	71,239

Selling, general and administrative expenses	19,858	38,001	85,711	140,876

NET LOSS FROM OPERATIONS	(17,805)	(15,255)	(57,168)	(69,637)

Gain on sale of asset	-	-	6,188	-

NET INCOME (LOSS)	$(17,805)	$(15,255)	$(50,980)	$(69,637)

Net loss per share - basic and diluted	$(0.00)	$(0.001)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	30,176,250	30,146,250	30,176,250	30,146,250

WIRELESS HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(50,980)	$(69,637)
Adjustments to reconcile net loss to net
cash used by operating activities:
Allowance for doubtful accounts	827	827
Depreciation and amortization	3,423	5,134
Gain on sale of assets	(6,188)
Changes in assets and liabilities:
Accounts receivable	3,437	(17,592)
Note receivable	-	-
Inventory	8,693	(1,669)
Prepaid expenses and other current assets	3,665	-
Accounts payable and accrued expenses	(28,259)	(6,697)

Net cash used in operating activities	(65,382)	(89,634)

Cash Flows From Investing Activities:
Purchase of equipment	-	(2,087)
Sale of property and equipment	3,000	-
Sale of intangible assets	15,000	-

Net cash provided by (used in) investing activities	18,000	(2,087)

Cash Flows From Financing Activities:
Proceeds from related party loans	40,620	60,000

Net cash provided (used) by financing activities	40,620	60,000

Net increase (decrease) in cash and cash equivalents	(6,762)	(31,721)

Cash and cash equivalents, beginning of period	13,044	40,553

Cash and cash equivalents, end of period	$6,282	$8,832

WIRELESS HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

WIRELESS HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

Loans payable to related party

During the nine month period ended September 30, 2005 an officer and director of the Company loaned amounts totaling $40,620 to the Company. Loans payable to this related party are $191,945 as of September 30, 2005. Loans are non-interest bearing and due upon demand.

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

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2004, nor as of September 30, 2005 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

-	Public offerings of equity, securities convertible into equity or debt,
-	private offerings of securities or debt, or
-	other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Capital Resources and Liquidity.

As of September 30, 2005, we had $6,282 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months. The net cash provided (used) by operating activities for the nine months ended September 30, 2005 and 2004 was $(65,382) and $(89,634), respectively. The net cash provided (used) by investing activities for the nine months ended September 30, 2005 and 2004 was $18,000 and $(2,087), respectively. The net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $40,620 and $60,000, respectively.

We not believe that we will have sufficient cash to meet our minimum expenses for the next 12 months. We will need to raise additional capital to continue our operations during the next 12 months, and there is no assurance we will be successful in raising the needed capital. In addition, we will not be able to expand on our business unless we are successful in raising additional capital. Currently, we do not have any material commitments for capital expenditures. We will need additional capital to expand or operate our business which could be difficult to obtain. Failure to obtain additional capital may preclude us from taking advantage of future opportunities, growing the business or responding to competitive pressures. Other than the commitment by Mr. Hess to provide necessary funding to us, we do not have any external sources of liquidity. The amount of capital required will depend on a number of factors, including:

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

Results of Operations

For the Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005 and 2004 revenues decreased from $37,923 for the three month period ended September 30, 2004 to $2,053 for the three month period ended September 30, 2005, a decrease of $35,870. These revenues were generated mainly from sales of cellular services and equipment, paging services and to a lesser extent from accessory sales. We believe that the reason for the decrease in revenue from 2004 to 2005 was due the sale of assets pursuant to which we sold the assets for our retail store operating at 2206 NE 20th Street, Boca Raton, Florida. Such assets included our lease rights, furniture, fixtures, equipment, display cases and computer desks.

Selling, general and administrative expenses decreased from $38,001 for the three-month period ended September 30, 2004 to $19,858 for the three month period ended September 30, 2005, a decrease of $18,143. The decrease in operating expenses was due to the sale of retail store and the decreased sale, marketing and advertising expenditures. Gross profit decreased from $22,746 for the three-month period ended September 30, 2004 to $2,053 for the three-month period ended September 30, 2005 a decrease of $20,693 due to our decrease in revenues.

For the Nine Months Ended September 30, 2005 and 2004

For the nine months ended September 30, 2005 and 2004 revenues decreased from $125,728 for the nine month period ended September 30, 2004 to $59,768 for the nine month period ended September 30, 2005, a decrease of $65,960. These revenues were generated mainly from sales of cellular services and equipment, paging services and to a lesser extent from accessory sales. We believe that the reason for the decrease in revenue from 2004 to 2005 was due to less retail traffic in general and the sale of our retail store at 2205 NE 20th Street on June 30, 2005.

Selling, general and administrative expenses decreased from $140,876 for the nine-month period ended September 30, 2004 to $85,711 for the nine-month period ended September 30, 2005, a decrease of $55,165. The decrease in operating expenses was due to our decreased sale, marketing and advertising expenditures and the sale of our store. Gross profit decreased from $71,239 for the nine-month period ended September 30, 2004 to $28,543 for the nine-month period ended September 30, 2005 a decrease of 42,696 due to our decrease in revenues.

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

No matter was submitted during the quarter ending September 30, 2005,covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIRELESS HOLDINGS, INC. Registrant
Date: November 14, 2005	By: Joseph Hess
Joseph Hess
President, Chief Executive Officer
and Chief Financial Officer