Form 10KSB
period 2005-12-31
WIRELESS HOLDINGS INC
filed 2006-03-31
CIK 1268236

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

                              For Fiscal Year Ended
                                December 31, 2005

                           Commission File #333-108690

                             WIRELESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   26-0067474
                      (IRS Employer Identification Number)

                              301 North Ocean Blvd.
                          Pompano Beach, Florida          33062
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

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

             483 NE 20th Street, Boca Raton, Florida      33431
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

Yes   [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes     ?         No ?

Revenues for year ended December 31, 2005: $63,454

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2006, was: $1,552,500.

Number of shares of the registrant's common stock outstanding as of March 31, 2006 is: 30,176,250

The Transfer Agent for the Company is Olde Monmouth Stock Transfer.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are a reseller of a comprehensive suite of wireless voice and data communications products and services. Our customers purchase a variety of products, pricing plans, including national, regional and local rate plans. Our voice and data offerings are tailored to meet the communications needs of individuals, local and regional businesses. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of the south Florida markets.

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

EMPLOYEES

As of March 31, 2006, we had a total of two employees (one full time employee and one part time employee).

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 301 North Ocean Blvd., Pompano Beach, Florida 33062. This space is provided to us at no charge by, Joseph Hess, our sole officer and director. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 31, 2006, there are approximately 40 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol "WLHO".

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

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2004, nor as of December 31, 2005 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

- Public offerings of equity, securities convertible into equity or debt,
-             private offerings of securities or debt, or
-             other sources.


Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Capital Resources and Liquidity.

As of December 31, 2005, we had $1,888 in cash. Our general and administrative expenses are expected to average $2,000 per month for the next 12 months. The net cash provided (used) by operating activities for the twelve months ended December 31, 2005 and 2004 was $(71,264) and $(105,422), respectively. The net cash provided (used) by investing activities for the twelve months ended December 31, 2005 and 2004 was $19,488 and $(2,087), respectively. The net cash provided by financing activities for the twelve months ended December 31, 2005 and 2004 was $40,620 and $80,000, respectively.

We do not believe that we will have sufficient cash to meet our minimum expenses for the next 12 months. We will need to raise additional capital to continue our operations during the next 12 months, and there is no assurance we will be successful in raising the needed capital. In addition, we will not be able to expand on our business unless we are successful in raising additional capital. Currently, we do not have any material commitments for capital expenditures. We will need additional capital to expand or operate our business which could be difficult to obtain. Failure to obtain additional capital may preclude us from taking advantage of future opportunities, growing the business or responding to competitive pressures. Other than the commitment by Mr. Hess to provide necessary funding to us, we do not have any external sources of liquidity. The amount of capital required will depend on a number of factors, including:

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

Results of Operations

For the Twelve Months Ended December 31 30, 2005 and 2004

For the twelve months ended December 31, 2005 and 2004 revenues decreased from $160,564 for the twelve month period ended December 31, 2004 to $63,454 for the twelve month period ended December 31, 2005, a decrease of $97,100. These revenues were generated mainly from sales of cellular services and equipment, paging services and to a lesser extent from accessory sales. We believe that the reason for the decrease in revenue from 2004 to 2005 was due to less retail traffic in general and the sale of our retail store at 2205 NE 20th Street on June 30, 2005.

Selling, general and administrative expenses decreased from $188,489 for the twelve-month period ended December 31, 2004 to $87,321 for the twelve-month period ended December 31, 2005, a decrease of $101,528. The decrease in operating expenses was due to our decreased sale, marketing and advertising expenditures and the sale of our store. Gross profit decreased from $73,758 for the twelve-month period ended December 31, 2004 to $3,867 for the twelve-month period ended December 31, 2005 a decrease of $69,891 due to our decrease in revenues.

Critical Accounting Policies

Wireless Holdings' financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note B of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Wireless Holdings views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Wireless Holdings' consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


                                Table of Contents


Report of Independent Registered Public Accounting Firm...............F - 2

Consolidated Balance Sheet ...........................................F - 3

Consolidated Statements of Operations ................................F - 4

Consolidated Statements of Changes in Shareholders' Deficiency........F - 5

Consolidated Statements of Cash Flows ................................F - 6

Notes to the Consolidated Financial Statements........................F - 7 -12

             Report of Independent Registered Public Accounting Firm



To the board of directors and shareholders of Wireless Holdings, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheet of Wireless Holdings, Inc. and Subsidiary (a Florida corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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



Jewett, Schwartz, & Associates

Hollywood, Florida
March 21, 2006



                    WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                                         2005
                                                                                   ------------------

                                    ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                      $         1,888
      Accounts receivable, net                                                                 1,741
      Inventory                                                                                    -
      Prepaid expenses and other current assets                                                  200
                                                                                   ------------------

        Total current assets                                                                   3,829

 PROPERTY AND EQUIPMENT, NET                                                                       -

 INTANGIBLE ASSETS, NET                                                                            -
                                                                                   ------------------

    Total assets                                                                     $         3,829
                                                                                   ==================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
      Accounts payable, accrued expenses, and other current liabilities              $        12,497
      Loan payable to related party, current portion                                         191,945
                                                                                   ------------------

        Total current liabilities                                                            204,442
                                                                                   ------------------


        Total liabilities                                                                    204,442
                                                                                   ------------------

 COMMITMENTS AND CONTINGENCIES                                                                     -

 SHAREHOLDERS' DEFICIENCY:
      Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares                    -
        issued and outstanding
      Common stock - $.001 par value; 100,000,000 shares authorized;
     30,176,250 shares issued and outstanding                                                 30,176
      Additional paid-in capital                                                              18,298
      Accumulated deficit                                                                   (249,087)
                                                                                   ------------------

        Total shareholders' deficiency                                                      (200,613)
                                                                                   ------------------

 Total liabilities and shareholders' deficiency                                      $         3,829
                                                                                   ==================



                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Years Ended December 31,
                                                       ---------------------------------------------
                                                             2005                     2004
                                                       ------------------     ----------------------


Revenues, net                                            $        63,454         $          160,564

Cost of Sales                                                     53,587                     92,806
                                                       ------------------     ----------------------

     GROSS PROFIT                                                  9,867                     67,758

     Selling, general and administrative expenses                 87,321                    188,489
                                                       ------------------     ----------------------

       Net loss before gain on sale                              (77,454)                  (120,731)

     Gain on disposition of asset                                  6,188                          -
                                                       ------------------     ----------------------

      NET LOSS                                           $       (71,266)        $         (120,731)
                                                       ==================     ======================


Weighted average number of shares
outstanding - basic and diluted                               30,176,250                 30,176,250
                                                       ==================     ======================

Net loss per share - basic and diluted                   $        (0.002)        $           (0.004)
                                                       ==================     ======================




                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                       Preferred Stock              Common Stock         Additional
                                    ----------------------    -------------------------    Paid-in       Accumulated
                                     Shares       Amount        Shares        Amount       Capital         Deficit       Total
                                    ----------   ---------    ------------   ----------   -----------    ------------  ---------

Balance at December 31, 2003             -        $ --         30,146,250   $   30,146   $   12,328   $  (57,090)   $  (14,616)

Common shares issued at $.20 per share   -          --             30,000           30        5,970           --         6,000

Net loss                                 -          --                 --           --           --     (120,731)     (120,731)
                                      ----        ----         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2004             -        $ --         30,176,250   $   30,176   $   18,298   $ (177,821)   $ (129,347)

Net Loss                                 -          --                 --           --           --      (71,266)      (71,266)
                                      ----        ----         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2005             -        $ --         30,176,250   $   30,176   $   18,298   $ (249,087)   $ (200,613)
                                      ====        ====         ==========   ==========   ==========   ==========    ==========



              WIRELESS HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years ended December 31,
                                                             ----------------------------------------
                                                                    2005                 2004
                                                             --------------------  ------------------

Cash Flows From Operating Activities:
Net loss                                                            $    (71,266)      $    (120,731)
Adjustments to reconcile net loss to net
cash used by operating activities:
      Allowance for doubtful accounts                                        827                 827
      Gain on sales of assets                                             (6,188)                  -
Depreciation and amortization                                              3,423               6,845
Common stock issued for services                                               -               6,000
Changes in assets and liabilities:
Accounts receivable                                                        8,921              (8,910)
Inventory                                                                  9,328              (7,655)
Prepaid expenses and other current assets                                  3,665                   -
Accounts payable and accrued expenses                                    (17,851)             18,202
                                                             --------------------  ------------------

Net cash used in operating activities                                    (69,141)           (105,422)
                                                             --------------------  ------------------

Cash Flows From Investing Activities:
Purchase of equipment                                                          -              (2,087)
Proceeds from sale of fixed assets                                         2,365
Proceeds from sale of intangible assets                                   15,000                   -
                                                             --------------------  ------------------

Net cash used in investing activities                                     17,365              (2,087)
                                                             --------------------  ------------------

Cash Flows From Financing Activities:
   Proceeds from related party loans                                      40,620              80,000
                                                             --------------------  ------------------

Net cash provided by financing activities                                 40,620              80,000
                                                             --------------------  ------------------

Net increase (decrease) in cash and cash equivalents                     (11,156)            (27,509)

Cash and cash equivalents, beginning of period                            13,044              40,553
                                                             --------------------  ------------------

Cash and cash equivalents, end of period                            $      1,888       $      13,044
                                                             ====================  ==================

Supplemental Disclosures

Cash paid during the year for interest                              $          -       $           -
                                                             ====================  ==================

Cash paid during the year for taxes                                 $          -       $           -
                                                             ====================  ==================

Non-cash investing and financing activities:

Common stock issued for services                                    $          -       $       6,000
                                                             ====================  ==================



                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2005 and 2004

NOTE A - DESCRIPTION OF BUSINESS

Business Activity
-----------------
Wireless Holdings, Inc. (Company) is a holding company formed with the primary purpose of evaluating, structuring and completing mergers or acquisitions of prospective companies in the United States in the wireless industry. In June 2003, the Company acquired Action Wireless, Inc. (Action). Action, a wholly-owned subsidiary of Wireless Holdings, Inc., is a reseller of a comprehensive suite of wireless voice and data communications products and services to business and individuals primarily located in South Florida.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Wireless Holdings, Inc. and its wholly-owned subsidiary, Action Wireless, Inc., (collectively referred to as "the Company" unless otherwise indicated by the context). All inter-company accounts and transactions have been eliminated.

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

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2005 and 2004

Revenue Recognition
-------------------
Revenues are primarily derived from paging services and equipment and accessories sales. Revenue is recognized at the point of sale. Paging services are provided to customers on a month to month basis. Contractually payments are required one month in advance of receiving service. Revenues, from paging services, are recognized upon providing such services to its customers, in accordance with the guidelines provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 104, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. At December 31, 2005 and 2004, the Company has not recognized any deferred revenues resulting from advanced payments received by its customers.

Advertising
-----------
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005 and 2004 were $1,500 and $28,048, respectively.

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

Intangible Asset
----------------
Intangible asset consists of lease rights and an internet website. The website intangible acquired from a prior asset purchase in the amount of $4,500 was determined not to have an impairment of value as of December 31, 2005. The lease rights generated $1,000 of amortization expense for December 31, 2005. All intangible assets were disposed of in the asset sale described in Note D.

Income Taxes
------------
The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2005 and 2004

As of December 31, 2005 and 2004 the Company has no material differences resulting from the tax basis and reported amounts of its assets and liabilities.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss Per Share
--------------
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective for the Company as of January 1, 2006.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, "Share-Based Payments," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, including assumptions such as expected volatility and expected term, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2005 and 2004

same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Non-monetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after December 31, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

NOTE D - ASSET SALE

On June 30, 2005, the Company entered into a Settlement Agreement whereby it sold its store assets in the amount of $19,488 to a third party. The assets sold consisted of inventory, furniture and fixtures, office equipment, internet website and the lease rights to the premises. The gain on the sale of the assets of $6,188 was recorded in the accompanying consolidated statement of operations as of December 31, 2005.

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2005 and 2004

NOTE E - EQUIPMENT

Equipment consists of the following at December 31:

                                                 2005                2004
                                             -------------       --------------
       Equipment                               $    -             $   8,945
          Less: accumulated depreciation           (-)               (3,845)
                                             -------------       --------------

                                               $    -             $   5,100
                                             =============       ==============

The Company sold all equipment as of December 31, 2005. During December 31, 2005 and 2004, the Company recorded $1,923 and $3,845 in depreciation expense, respectively.

NOTE F - INTANGIBLE ASSET

Intangible assets consist of the following at December 31:

                                                  2005                2004
                                             -------------        --------------
       Lease rights                          $       -            $    9,000
                                             -------------        --------------
       Internet website                      $       -            $    4,500
         Less: accumulated amortization             (-)               (4,000)
                                             -------------        --------------

                                             $       -            $   9,500
                                             =============        ==============


The Company has sold all intangible assets as of December 31, 2005. During December 31, 2005 and 2004, the Company recorded $ 1,500 and $3,000 in amortization expense, respectively.

NOTE G - RELATED PARTY PAYABLE

The officer and director loaned a total of $191,945 to the Company as of December 31, 2005. There are no set repayment terms and these loans are considered non-interest bearing.

NOTE H - INCOME TAXES

There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's net losses.

                     WIRELESS HOLDINGS, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

                 For the years ended December 31, 2005 and 2004

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended December 31, 2005 and 2004 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                              2005              2004
                                                           -----------     ---------------
           Current taxes                                $      -       $         -
           Computed "expected" tax expense (benefit)        (26,270)         ( 39,008)
           Benefit of operating loss carryforwards           26,270            39,008
                                                           -----------     ---------------
                                                        $      -       $         -
                                                           ===========     ===============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

           Deferred tax assets:                            2005
                                                        ------------
           Current deferred tax assets               $         -
           Net operating loss carryforward                84,689
                                                        ------------
           Total gross deferred tax assets                84,689
           Less valuation allowance                      (84,689)
                                                        ------------
           Net deferred tax assets                   $         -
                                                        ============

The Company has a net operating loss carryforward of approximately $250,000 available to offset future taxable income through 2020.

The valuation allowance at December 31, 2005 was $84,689. The net change in valuation allowance during the year ended December 31, 2005 was an increase of $ 26,270.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                 Age       Positions and Offices Held

Joseph Hess          35        President, Chief Financial Officer,
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

We have not filed a Form 5 for the year ending December 31, 2005.

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

The percent of class is based on 30,146,250 shares of common stock issued and outstanding as of March 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our offices are located at 301 North Ocean Blvd., Pompano Beach, Florida 33062. This space is provided to us at no charge by, Joseph Hess, our sole officer and director is the sole shareholder of Wireless, LLC.

As of December 31, 2005, we received $151,325 as a loan from Joseph Hess, our sole officer and director, as working capital for ongoing operations. These loans are non-interest bearing and are due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits:

     None

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees


Tax Fees

For the Company's fiscal year ended December 31, 2005 and 2004, we were billed approximately $10,000 and $5,000, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $3,000 and $3,000, respectively, for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the year ended December 31, 2005 and 2004.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

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

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                        DATE
----                          -----                        ----

/s/ Joseph Hess               President, Secretary         March 31, 2006
---------------------         and Director
    Joseph Hess

                                      III-3