Form 10QSB
period 2006-03-31
WIRELESS HOLDINGS INC
filed 2006-05-15
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-QSB

____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50214

____________

WIRELESS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

____________

Florida	26-0067474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 North Ocean Blvd.

Boca Raton, Florida 33062

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 30,176,250 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to the Condensed Consolidated Financial Statements	5-6

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,
2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,053
Accounts receivable, net	1,819
Prepaid expenses and other current assets	200

Total current assets	3,072

Total assets	$3,072

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,265
Loans payable to related party	202,445

Total current liabilities	217,710

SHAREHOLDERS’ DEFICIENCY:
Preferred stock- $.001 par value; 10,000,000 shares authorized, no shares	-
issued and outstanding
Common stock - $.001 par value; 100,000,000 shares authorized;
30,176,250 shares issued and outstanding	30,176
Additional paid-in capital	18,298
Accumulated deficit	(263,112)

Total shareholders’ deficiency	(214,638)

Total liabilities and shareholders’ deficiency	$3,072

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues, net	$620	$41,480

Cost of Sales	-	22,796

GROSS PROFIT	620	18,684

Selling, general and administrative expenses	14,645	42,366

NET LOSS FROM OPERATIONS	(14,025)	(23,682)

NET INCOME (LOSS)	$(14,025)	$(23,682)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	30,176,250	30,176,250

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(14,025)	$(23,682)
Adjustments to reconcile net loss to net
cash used by operating activities:
Allowance for doubtful accounts	-	827
Depreciation and amortization	-	1,712
Changes in assets and liabilities:
Accounts receivable	(78)	2,048
Inventory	-	3,417
Accounts payable and accrued expenses	2,768	(2,699)

Net cash used in operating activities	(11,335)	(18,377)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	10,500	20,000

Net cash provided (used) by financing activities	10,500	20,000

Net increase (decrease) in cash and cash equivalents	(835)	1,623

Cash and cash equivalents, beginning of period	1,888	13,044

Cash and cash equivalents, end of period	$1,053	$14,667

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Loans payable to related party

During the three month period ended March 31, 2006 an officer and director of the Company loaned amounts totaling $10,500 to the Company. Loans payable to this related party are $202,445 as of March 31, 2006. Loans are non-interest bearing and due upon demand.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

We are a reseller of wireless voice and data communications products and services. Our product and service offerings are tailored to meet the communications needs of individuals, local and regional businesses. The marketing and distribution plans for our services are further targeted to the specific geographic and demographic characteristics of the south Florida markets.

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

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2005, nor as of March 31, 2006 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

-	Public offerings of equity, securities convertible into equity or debt,
-	private offerings of securities or debt, or
-	other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

On April 3, 2006 we entered into a letter of intent to acquire one hundred percent (100%) of the of the issued and outstanding stock of H2 Diesel, Inc. for the issuance of shares of our common stock to the H2 Diesel, Inc. shareholders. Consummation of the transaction is subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. As of the date of this report, we are still conducting our due diligence, and no definitive agreement has been reached nor can any assurance can be given that this acquisition will be consummated.

H2Diesel owns the exclusive North American, Central American and Caribbean rights to commercialize a proprietary biodiesel conversion technology that simplifies the production of biodiesel from vegetable oils including waste oils. H2Diesel's business model calls for rapid roll out of biodiesel production facilities through sublicensing of its technology to qualified licensees.

Capital Resources and Liquidity.

As of March 31, 2006, we had $1,053 in cash. Our general and administrative expenses are expected to average $4,000 per month for the next 12 months. The net cash used by operating activities for the three months ended March 31, 2006 and 2005 was $11,335 and $18,377, respectively. The net cash provided (used) by investing activities for the three months ended March 31, 2006 and 2005 was $0 and $0, respectively. The net cash provided by financing activities for the three months ended March 31, 2006 and 2005 was $10,500 and $20,000, respectively.

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

Results of Operations

For the Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006 and 2005 revenues decreased to $620 for the three month period ended March 31, 2006 from $41,480 for the three month period ended March 31, 2005, a decrease of $40,860. These revenues were generated from sales of , paging services and equipment. We believe that the reason for the decrease in revenue from 2005 to 2006 was due the sale of assets pursuant to which we sold the assets for our retail store operating at 2206 NE 20th Street, Boca Raton, Florida. Such assets included our lease rights, furniture, fixtures, equipment, display cases and computer desks.

Selling, general and administrative expenses decreased from $42,366 for the three-month period ended March 31, 2005 to $14,645 for the three month period ended March 31, 2006, a decrease of $27,721. The decrease in operating expenses was due to the sale of retail store and the resulting decrease in operations, marketing and advertising expenditures. Gross profit decreased from $18,684 for the three-month period ended March 31, 2005 to $620 for the three-month period ended March 31, 2006 a decrease of $18,064 due to our decrease in revenues.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIRELESS HOLDINGS, INC. Registrant
Date: May 15, 2006	By: Joseph Hess
Joseph Hess
President, Chief Executive Officer
and Chief Financial Officer