Form 10QSB
period 2006-06-30
WIRELESS HOLDINGS INC
filed 2006-08-14
CIK 1268236

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-QSB

____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2006: 30,176,250 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to the Condensed Consolidated Financial Statements	5-6

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30,
2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,532
Accounts receivable, net	229
Prepaid expenses and other current assets	200

Total current assets	24,961

Total assets	$24,961

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,252
Loans payable to related party	215,945

Total current liabilities	229,197

SHAREHOLDERS' DEFICIENCY:
Common stock - $.001 par value; 100,000,000 shares authorized;
30,176,250 shares issued and outstanding	30,176
Additional paid-in capital	18,298
Accumulated deficit	(252,710)

Total shareholders' deficiency	(204,236)

Total liabilities and shareholders' deficiency	$24,961

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$805	$16,235	$1,425	$57,715

Cost of Sales	-	8,429	-	31,225

GROSS PROFIT	805	7,806	1,425	26,490

Selling, general and administrative expenses	15,403	23,485	30,048	65,852

NET LOSS FROM OPERATIONS	(14,598)	(15,679)	(28,623)	(39,362)

Gain on sale of asset	-	6,188	-	6,188
Other income	25,000	-	25,000	-

NET INCOME (LOSS)	$10,402	$(9,491)	$(3,623)	$(33,174)

Net loss per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	30,176,250	30,176,250	30,176,250	30,176,250

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(3,623)	$(33,174)
Adjustments to reconcile net loss to net
cash used by operating activities:
Allowance for doubtful accounts	2,577	827
Depreciation and amortization	-	3,423
Changes in assets and liabilities:
Accounts receivable	(1,065)	3,437
Note receivable		(19,488)
Inventory	-	9,328
Accounts payable and accrued expenses	755	(5,162)

Net cash used in operating activities	(1,356)	(40,809)

Cash Flows From Investing Activities:
Sale of property and equipment	-	3,177
Sale of intangible assets	-	8,000

Net cash provided by investing activities	-	11,177

Cash Flows From Financing Activities:
Proceeds from related party loans	24,000	39,000

Net cash provided by financing activities	24,000	39,000

Net increase in cash and cash equivalents	22,644	9,368

Cash and cash equivalents, beginning of period	1,888	13,044

Cash and cash equivalents, end of period	$24,532	$22,412

The accompanying notes are an integral part of these financial statements.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

In June 2003, Action Wireless, Inc. became the wholly owned subsidiary of Wireless Holdings, Inc in connection with a stock purchase and share exchange agreement. Accordingly, this transaction effectively resulted in a capital transaction with Action Wireless, Inc. as the accounting acquirer. The consolidated financial statements presented for periods preceding the merger are those of the accounting acquirer.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

WIRELESS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Loans payable to related party

During the six month period ended June 30, 2006 an officer and director of the Company loaned amounts totaling $13,500 to the Company. Loans payable to this related party are $215,945 as of June 30, 2006. Loans are non-interest bearing and due upon demand.

  Subsequent event

The Company entered into a Merger Agreement during April 2006 to acquire shares of another entity, subject to their Board of Director’s approval. The Company received a non-refundable fee of $25,000, which has been included as other income. This agreement has been extended and is expected to be approved by the Board in August 2006.

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

We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently generate revenues from the sales of our wireless products and services. We were unable to raise additional funds by fiscal year end 2005, nor as of June 30, 2006 and therefore we may not be able to expand the marketing and distribution of our products and services as we currently intend. Joseph Hess, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although Mr. Hess has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so. Although we have no commitments for capital, other than verbal assurances from Mr. Hess, we may raise additional funds through:

-	Public offerings of equity, securities convertible into equity or debt,
-	private offerings of securities or debt, or
-	other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

On April 3, 2006 we entered into a letter of intent to acquire one hundred percent (100%) of the of the issued and outstanding stock of H2 Diesel, Inc. for the issuance of shares of our common stock to the H2 Diesel, Inc. shareholders. Consummation of the transaction was subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. As of the date of this report, no definitive agreement has been reached nor can any assurance can be given that this acquisition will be consummated and the letter of intent and amendments thereto expired on August 4, 2006.

H2Diesel owns the exclusive North American, Central American and Caribbean rights to commercialize a proprietary biodiesel conversion technology that simplifies the production of biodiesel from vegetable oils including waste oils. H2Diesel’s business model calls for rapid roll out of biodiesel production facilities through sublicensing of its technology to qualified licensees.

Capital Resources and Liquidity.

As of June 30, 2006, we had $24,532 in cash. Our general and administrative expenses are expected to average $4,000 per month for the next 12 months. The net cash used by operating activities for the six months ended June 30, 2006 and 2005 was $1,356 and $40,809, respectively. The net cash provided (used) by investing activities for the six months ended June 30, 2006 and 2005 was $0 and $11,177, respectively. The net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $24,000 and $39,000, respectively.

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

Results of Operations

For the Six Month Ended June 30, 2006 and 2005

For the six months ended June 30, 2006 revenues decreased to $1,425 as compared to $57,715 for the six month period ended June 30, 2006, a decrease of $56,290. These revenues were generated from sales of paging services and equipment. We believe that the reason for the decrease in revenue from 2005 to 2006 was due the sale of assets pursuant to which we sold the assets for our retail store operating at 2206 NE 20th Street, Boca Raton, Florida. Such assets included our lease rights, furniture, fixtures, equipment, display cases and computer desks.

Selling, general and administrative expenses decreased from $65,852 for the six-month period ended June 30, 2005 to $30,048 for the six month period ended June 30, 2006, a decrease of $35,534. The decrease in operating expenses was due to the sale of retail store and the resulting decrease in operations, marketing and advertising expenditures. Gross profit decreased from $26,490 for six month period ended June 30, 2005 to $1,425 for the six month period ended June 30, 2006 a decrease of $25,065 due to our decrease in revenues.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIRELESS HOLDINGS, INC. Registrant
Date: August 14, 2006	By: Joseph Hess
Joseph Hess
President, Chief Executive Officer
and Chief Financial Officer