Form 10QSB
period 2006-09-30
WIRELESS HOLDINGS INC
filed 2006-11-14
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 000-50214

WIRELESS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-0067474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20283 State Road 7, Suite 40
Boca Raton, Florida 33498
(Address of principal executive offices)

(561) 807-6325
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule-12b-2 of the Exchange Act.) Yes [ ]   No [x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2006: 17,091,250 shares of common stock outstanding, $0.0001 par value per share.

Transitional Small Business Disclosure Format. Yes [ ]   No [x]

Item 1.	Financial Statements	3

	Consolidated balance sheet as of September 30, 2006 (Unaudited)

	Consolidated statements of operations for the three months ended
	September 30, 2006 (Unaudited) and for the period from
	February 28, 2006 (Inception) through September 30, 2006 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the period from
	February 28, 2006 (Inception) through September 30, 2006 (Unaudited)	5

	Consolidated statement of cash flows for the period from
	February 28, 2006 (Inception) through September 30, 2006 (Unaudited)	6

	Notes to consolidated financial statements	7-18

Item 2.	Plan of Operation	19-23

Item 3.	Controls and Procedures	23

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures

WIRELESS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$467,652
Deferred expenses	76,964
Total current assets	544,616

License Agreement	8,061,300

TOTAL ASSETS	$8,605,916

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$312,281
Loan payable-related party	50,000
Convertible note payable	765,000
License Agreement payable-current portion
(net of unamortized discount of $78,405)	2,421,595
Total current liabilities	3,548,876

License Agreement payable
(net of unamortized discount of $2,958,420)	4,041,580
Total Liabilities	7,590,456

Stockholders' equity:
Common stock, $0.0001 par value, 25,000,000 shares
authorized; 13,000,000 shares issued and outstanding	1,300
Additional paid-in-capital	5,315,471
Accumulated deficit	(4,301,311)
Total stockholders' equity	1,015,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,605,916

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Period from February 28, 2006(Inception) to September 30, 2006

Operating expenses:
Research and development expenses	$30,132	$61,034
Merger expenses	135,000	135,000
General and administrative expenses	1,728,562	3,657,655
Total operating expenses	1,893,694	3,853,689

Net loss from operations	(1,893,694)	(3,853,689)

Interest expense	212,274	447,622

Net loss	$(2,105,968)	$(4,301,311)

Basic and diluted net loss per share	$(0.16)	$(0.37)

Weighted average number of
shares outstanding	13,000,000	11,558,989

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS HOLDINGS, INC.
(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders' Equity
For the Period from February 28, 2006 (Inception) to September 30, 2006
(Unaudited)

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 28, 2006	-	$-	$-	$-	$-
Issuance of founders' shares ($0.0001 per share)	5,541,250	554	-	-	554
Issuance of common stock in private offering,				-
net of costs	3,250,000	325	1,744,886	-	1,745,211
Issuance of common stock for services rendered	2,015,000	202	1,230,211	-	1,230,413
Issuance of common stock for Put Right	1,300,000	130	793,685	-	793,815
Issuance of common stock for Master License	893,750	89	545,658	-	545,747
Issuance of warrants for services rendered	-	-	95,460	-	95,460
Issuance of options for Put Right	-	-	41,410	-	41,410
Compensation expense associated with options	-	-	864,161	-	864,161
Net loss	-	-	-	(4,301,311)	(4,301,311)

Balance at September 30, 2006	13,000,000	$1,300	$5,315,471	$(4,301,311)	$1,015,460

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
February 28, 2006 (Inception) to September 30, 2006
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,301,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	447,622
Compensation expense associated with stock options	864,161
Issuance of common stock, options and warrants for
Put Right and services rendered	2,161,098
Changes in operating assets and liabilities:
Deferred expenses	(76,964)
Accounts payable and accrued expenses	312,281

Net cash used in operating activities	(593,113)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	(1,500,000)

Cash used in investing activities	(1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of founders' shares	554
Proceeds from private offering issuance of common stock, net of costs	1,745,211
Proceeds from convertible note payable	765,000
Proceeds from loan payable-related party	50,000

Cash provided by financing activities	2,560,765

Net increase in cash and cash equivalents	467,652
Cash and cash equivalents - beginning of period	-

Cash and cash equivalents - end of period	$467,652

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$6,015,553
License Agreement acquired in exchange for issuance of common stock	$545,747

The accompanying notes are an integral part of these consolidated financial statements.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Note 1 - ORGANIZATION AND GOING CONCERN

Wireless Holdings, Inc. (“Wireless”, the “Company,” “we” “our”) was incorporated June 4, 2003 under the laws of the State of Florida. Wireless was organized for the purpose of engaging in business capital ventures and other business permitted under the laws of the United States and the State of Florida.

On October 20, 2006 Wireless completed a so-called “reverse merger” transaction, in which we caused Wireless Acquisition Holdings Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary to be merged with and into H2Diesel, Inc. (“H2Diesel”), a Delaware corporation (The “Merger”). H2Diesel is a recently formed development stage company that holds an exclusive license for North America, Central America and the Caribbean (the “Territory”) to exploit proprietary technology to manufacture bio-fuel that is intended to be marketed as “bio-diesel” fuel or heating fuel or, alternatively, as a new class of bio-fuel or fuel additive. As a result of the Merger, H2Diesel became our wholly-owned subsidiary, and a change of control occurred as former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock. The Merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated October 17, 2006.

In connection with the Merger, the Company assumed all of H2Diesel’s obligations under its outstanding stock options and warrants. At the time of the Merger, H2Diesel had outstanding stock options and warrants to purchase 5,571,500 shares of Common Stock of H2Diesel, which outstanding stock options and warrants are now options and warrants to purchase an equal number of shares of Company Common Stock as a result of the Merger. The Company did not have any warrants or options to purchase shares of its capital stock outstanding immediately prior to the closing of the Merger.

Pursuant to a Purchase and Repayment Agreement, dated October 20, 2006 (the “Purchase and Repayment Agreement”) between the Company and Joseph Hess, our former President and Chief Executive Officer, which was entered into in connection with the Merger, we paid an aggregate of $300,000 to Mr. Hess in consideration of the payment in full of all indebtedness owed by the Company to Mr. Hess in the amount of $215,945 and the sale to us of 29,075,000 shares of Company Common Stock, which shares were then cancelled at the closing of the Merger. Immediately following the closing of the Merger and pursuant to an Acquisition Agreement dated October 20, 2006 (the “Acquisition Agreement”), and as part of the consideration for the repurchase of Mr. Hess’ shares, we sold to Mr. Hess all of the capital stock of our subsidiary, Action Wireless, Inc., a Florida corporation (“Action Wireless”), through which we conducted our historical wireless products reseller business, and Mr. Hess assumed and agreed to indemnify and hold us harmless from the historical and future liabilities of those operations. Giving effect to the cancellation of Mr. Hess’ shares, there were 1,101,250 shares of Company Common Stock outstanding before giving effect to the stock issuances in the Merger.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

We currently intend to carry on H2Diesel’s business as our sole line of business. H2Diesel holds an exclusive license in the Territory to make, have made and sell or sublicense others to make, have made and sell, bio-fuel that is intended to be marketed as “bio-diesel” fuel or heating fuel, or alternatively, as a new class of bio-fuel or fuel additive using a proprietary additive and know how which we believe simplifies and potentially reduces the cost of the traditional bio-diesel manufacturing process. Following the Merger we intend to change the name of the Company to “H2Diesel Holdings, Inc.” or a similar name. In addition, we expect to obtain a new trading symbol once our name change is complete.

The merger is being accounted for as a “reverse merger” (i.e., a recapitalization of H2Diesel), since the stockholders of H2Diesel now own a majority of the outstanding shares of our common stock immediately following the merger. H2Diesel is deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of H2Diesel and will be recorded at the historical cost basis of H2Diesel. We have not included any historical financial data for Wireless Holdings, Inc. because as a result of the transactions entered into in connection with the Merger, including the transfer of our Action Wireless subsidiary to Mr. Hess and the cancellation of all of our indebtedness to Mr. Hess, none of our assets, liabilities or operations immediately preceding the Merger will continue following the Merger.

H2Diesel, Inc. was organized under the General Corporation Law of the State of Delaware on February 28, 2006 (“Inception”). The Company is an alternative fuel company. The Company plans to produce, sell or sublicense to third parties for its manufacture and use, a proprietary vegetable oil based bio-fuel to be used as an additive or substitute for conventional petroleum diesel and bio-diesel, heating and other fuels, pursuant to an exclusive license agreement entered into by the Company on March 20, 2006 (the “Master License”). The Company’s business model is to utilize its licensed proprietary technology to manufacture or sublicense its fuel products for sale to alternative fuel manufacturers and distributors.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $4,301,311 and negative cash flows from operating activities of $593,113 since Inception. The Company is obligated to pay $9.5 million in additional payments for the Master License (See note 5). These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s notes, accounting policies and proforma information included in the Company’s report on Form 8-K for the period ended June 30, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Plan of Operation

 Since its Inception on February 28, 2006, the Company has devoted most of its activities to establishing its business, including raising capital and, accordingly, the Company presents its consolidated financial statements as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares, warrants or options issued for services and the valuation of its Master License and its estimated useful life to calculate amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of September 30, 2006, there were 2,420,000 shares of common stock equivalents that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

Concentration of Credit Risk

The Company may, from time to time, maintain cash balances with a major financial institution which is not insured by the Federal Deposit Insurance Corporation.

Costs Associated with Issuance of Stock

Investment banking fees and related costs directly associated with the sale of stock are charged to stockholders’ equity.

Share-Based Compensation

In accordance with SFAS 123R “Share-Based Payment”, the Company records compensation expense for all share-based payment awards made to employees based on the estimated fair value.

Stock Issued for Non-Cash Consideration

Stock issued for services has been valued based on the estimated fair value of the shares at the time they were issued.

License Agreements

In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, the Company has capitalized its Master License and has estimated its useful life to be indefinite. The value of the Master License will be tested for impairment on an annual basis.

Revenue Recognition

The Company records revenues pursuant to the Company’s Amended Sublicense Agreement (as defined below) based on the greater of minimum royalties or a royalty per gallon of product sold directly or indirectly by the Company’s licensee (See Note 3). Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in the Amended Sublicense Agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to product sales. Minimum royalties are not due until the Company has met certain product specifications and other requirements of the sub-licensee. Accordingly, no revenue has been recorded for the period from Inception through September 30, 2006.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Research and Development

Research and development costs are expensed as incurred. For the three months ended September 30, 2006, and for the period from February 28, 2006 (inception) through September 30, 2006, the Company incurred research and development expense of $30,132 and $61,034, respectively.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the book and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on changes in the assets and liabilities from period to period. These differences arise primarily from the Company’s net operating loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No deferred taxes were recorded due to the uncertainty of future income.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. License Agreement payable approximates fair value of amounts due under the Master License as it has been recorded in accordance with Accounting Principles Board Opinion No. 21.

Note 3 - INVESTMENT AGREEMENT, MANAGEMENT AGREEMENT AND SUBLICENSE AGREEMENT

Effective April 14, 2006, the Company entered into an Investment Agreement (the “Agreement”) with two institutional investors (the “Investors”) and Xethanol Corporation (“Xethanol”). The Agreement was amended on May 17, 2006, effective as of April 14, 2006 (the “Amended Agreement”).

On March 20, 2006, in exchange for gross proceeds of Two Million Dollars ($2,000,000) from the Investors, the Company issued to the Investors 3,250,000 shares of the Company’s common stock and stock options to purchase 2,000,000 shares of the Company’s common stock for $2.50 per share (the “Investor Option”). The Investor Option was exercisable up to 60 days after the Company provided notice of certain test results (the “Test Notice”) with respect to its technology (the “Exercise Period”). The Investor Option has a fair value of $15,463 based on the Black-Scholes option-pricing model.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Costs associated with the investment amounted to $254,789 resulting in net proceeds to the Company of $1,745,211. The Company issued 80,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.50 per share as compensation for investment banking services associated with raising the equity. The warrants have a fair value of $17,420 based on the Black-Scholes option pricing model. The warrants are considered a cost of raising the capital.

The Company issued to Xethanol a total of 2,600,000 shares of the Company’s common stock, granted Xethanol the right to purchase up to an additional 2,000,000 shares of the Company’s common stock at $1.80 per share (the “Xethanol Option”), and Xethanol granted the Investors the right to require Xethanol to purchase the shares of the Company’s common stock owned by the Investors in exchange for 500,000 shares of Xethanol common stock (the “Put Right”). The Xethanol Option was exercisable during the Exercise Period. The Xethanol Option has a fair value of $41,410 based on the Black-Scholes option pricing model. The Xethanol Option has been charged to operations during the period. Of the 2,600,000 shares issued to Xethanol, 1,300,000 shares were issued to Xethanol as an inducement to enter into the Put Right. The fair value of these shares was $793,815, based on a share price of approximately $0.61. These shares were charged to expense during the period. On April 14, 2006, the Investors exercised their respective Put Rights, and Xethanol purchased the Investors’ 3,250,000 shares of the Company’s common stock in exchange for 500,000 shares of Xethanol common stock. As of June 30, 2006, Xethanol owned 5,850,000 shares of the Company’s common stock which represented as of such date a 45% ownership interest in the Company.

On June 15, 2006 the Company sent the Test Notice and on August 15, 2006, the Company agreed to extend the Exercise Period to August 21, 2006. As of August 21, 2006, the Investor Option and the Xethanol Option expired.

In connection with the Agreement, Xethanol and the Company entered into a Management Agreement and Sublicense Agreement, each of which is dated April 14, 2006. The Sublicense Agreement was amended and restated on June 15, 2006, effective April 14, 2006, in an Amended and Restated Sublicense Agreement (the “Amended Sublicense Agreement”).

Under the Management Agreement, Xethanol agreed to manage the business of the Company. The Company issued 1,300,000 shares of the Company’s common stock to Xethanol pursuant to the Amended Agreement as a non-refundable fee for its services under the Management Agreement. The shares have a fair value of $793,815, based on a share price of approximately $0.61 per share and were recorded as a deferred expense. On August 25, 2006, the Company notified Xethanol of the Company’s election to terminate the Management Agreement. As a result the Management Agreement terminated on September 25, 2006. Accordingly, the Company has recorded management fee expense of $626,353 for the three months ended September 30, 2006 and $793,815 from Inception through September 30, 2006, respectively.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Under the Amended Sublicense Agreement, Xethanol was granted a ten year sublicense to produce and sell bio-fuel and other products (“Products”) incorporating the Company’s proprietary additive (the “Additive”) and know how exclusively in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida and a non-exclusive license to sell those Products anywhere within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties. The Company believes that the Additive facilitates, simplifies and reduces the cost of producing bio-fuel based on vegetable oil and is based upon a formula and certain proprietary technology (the “Technology”) that the Company has licensed under the Master License.

Under the Amended Sublicense Agreement, the Company must sell Xethanol sufficient Additive to meet its requirements for the production of Product at the lower of its actual cost plus 10% or the price at which the Company sells Additive to unrelated third parties or at such other price as Xethanol and the Company may agree. Xethanol is obligated to pay certain royalties to the Company based on sales of Products by them or their sublicensees. Xethanol is obligated to pay to the Company a royalty (the “Royalty”) per gallon of Product that it or its distributors sell equal to the lesser of $.10 per gallon or the lowest per gallon royalty that the Company charges to unrelated entities. During the first royalty period, which begins on the date the Company first notifies Xethanol that the Company can produce and deliver Additive in sufficient quantities to meet Xethanol’s requirements, is able to do so and provides them with the technical and engineering specifications necessary for a plant to produce the Products (the “Trigger Date”) and ends 12 months later, Xethanol must pay a minimum Royalty amount that would be payable based upon sales of 20,000,000 gallons of Product (the “Minimum Sales Amount”), regardless of whether such sales actually occur. The Minimum Sales Amount increases by 10,000,000 gallons for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If Xethanol does not meet the Minimum Sales Amount, or fails to pay the Royalty that would have been payable had they met the Minimum Sales Amount, in any 12-month period, its rights may become non-exclusive or the agreement may be subject to termination. The Amended Sublicense Agreement automatically renews for successive one-year periods provided there are no existing defaults at the time of renewal. As of September 30, 2006, the Trigger Date had not yet occurred and accordingly, no royalty income has been recorded by the Company pursuant to the Amended Sublicense Agreement.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Also on June 15, 2006, Xethanol entered into a Technology Access Agreement with the Company, pursuant to which the Company will deliver to Xethanol the Additive formula and all know-how in the Company’s possession, under the Company’s control or available from the inventor of the Technology that relates to the manufacture of the Additive. The Company is required to continue to provide Xethanol with information regarding modifications to that formula or know-how. Xethanol has no right to use the formula or the know-how except as set forth in the Amended Sublicense Agreement so long as the Company is not in default of its obligations under the Amended Sublicense Agreement. After an event of default by the Company, Xethanol has the right to use the formula and know-how to produce Additive to meet its needs to sell Product under the Amended Sublicense Agreement. Xethanol must pay the Company the royalties that it would otherwise have paid in connection with sales of Product, but may offset the amount by which the cost it incurs in manufacturing the Product itself exceeds the price that it would otherwise have paid to the Company. Xethanol has retained the right to seek damages from the Company for any excess cost of the Additive.

Note 4 - COMMON STOCK PURCHASE WARRANTS AND OPTIONS

In April 2006, the Company issued a warrant to purchase 340,000 shares of the Company’s common stock at a weighted average exercise price of $1.80 per share, to an independent contractor of the Company for services rendered. None of these shares have been exercised as of September 30, 2006.

The fair value of this warrant was $87,953 based on the Black-Scholes option pricing model. Significant assumptions used in the model were 4.85% as the risk-free rate based on U.S. Treasury yield curve for a 5 year maturity, warrant life of 3 years, dividend yield of 0% and 100% for expected volatility.

During September 2006, the Company modified the exercise price of the warrant from $1.80 per share to $1.50 per share. Based on this modification, the fair value of the warrant, based on the Black-Scholes option pricing model is $95,460, and $7,507 and $95,460 of such amount was charged to operations for the three months ended September 30, 2006 and for the period from Inception through September 30, 2006, respectively.

On April 1, 2006 (the “Grant Date”), the Company granted to its Chief Technology Officer, an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.75 per share, of which 100,000 shares vested on the Grant Date, 200,000 shares shall vest on the first anniversary of the Grant Date and 200,000 shares shall vest upon the second anniversary of the Grant Date. The option shall expire on the tenth anniversary of the Grant Date. None of these shares have been exercised as of September 30, 2006.

The fair value of this option is $151,113 based on the Black-Scholes option pricing model. Significant assumptions used in the model were 4.85% as the risk-free rate based on U.S. Treasury yield curve for a 5 year maturity, option life of 5 years, dividend yield of 0% and 100% for expected volatility.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

On September 19, 2006 the option issued to the Company’s Chief Technology Officer were modified. The exercise price of the option to purchase 500,000 shares of the Company’s stock was decreased from $3.75 per share to $1.50 per share, the grant date was changed to September 16, 2006 and the expiration date was changed to September 16, 2016. All other terms of the option agreement remained the same. The fair value of the modified option is $195,743 based on the Black-Scholes option pricing model, and $32,963 and $78,297 of such amount was charged to operations for the three months ended September 30, 2006 and for the period from Inception through September 30, 2006, respectively.

Note 5  - MASTER LICENSE AGREEMENT

On March 20, 2006 (the “Effective Date”), the Company entered into an agreement (“Master License”) with Ferdinando Petrucci, the inventor of the Additive (“Licensor”), to obtain an exclusive license to make, use and sell the Product in the territory comprising North America, Central America and Caribbean as well as other regions that may be added by mutual agreement of the parties. The Company has agreed to pay $11.0 million to the Licensor which shall be payable as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the seven years thereafter. The Company also has the option, to add South America, excluding Paraguay, to its licensed territories within six months after the Effective Date of the agreement for an additional $10 million which would be payable over a six year period as follows: $1.5 million upon exercise of option, $1.5 million within 180 days after exercise and $1.0 million on or before each subsequent anniversary of the exercise date for seven years thereafter. The Company also issued 893,750 shares of its common stock to the Licensor as additional compensation for the Master License. As of September 30, 2006, the Company has recorded an intangible asset of $8,061,300 for the fair value of the Master License. The Company has recorded the payable for $9.5 million of remaining payments under the Master License with a discount based on an imputed interest rate of 14%. The Company has recorded interest expense of $212,274 and $447,622 representing amortization of the discount for the three months ended September 30, 2006 and for the period from Inception through September 30, 2006, respectively.

The Company issued an aggregate of 715,000 shares of the Company’s common stock to two consultants (one of whom is now the Company’s Chief Technology Officer’s (see note 6)) upon the Effective Date as compensation for their services rendered in introducing the inventor to the Company and their assistance in negotiating the terms of the Master License. The fair market value of the common stock issued to the consultants amounted to $436,598, based on a share price of approximately $0.61, and was recorded as consulting expense during the period from Inception through September 30, 2006.

On September 11, 2006, the Master License Agreement was amended to extend the due date of the $1.0 million payment that was due on September 20, 2006, the expiration of the option to add South America, excluding Paraguay to the covered territory, and the deadline to file a registration statement with the SEC with respect to the Company’s securities, to December 31, 2006.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Note 6  - RELATED PARTY TRANSACTIONS

On June 30, 2006 the Company received a loan from Xethanol. The loan will bear interest at the prime rate and, although could have been credited against the exercise price payable to the Company upon Xethanol’s exercise of the Xethanol Option, will be repayable in cash.

On April 14, 2006, the Company issued 1,300,000 shares of the Company’s common stock to Xethanol as a non-refundable fee for its services under the Management Agreement, issued an additional 1,300,000 shares of the Company’s common stock to Xethanol to induce it to grant the Put Right, granted Xethanol the Xethanol Option and entered into the Amended Sublicense Agreement with Xethanol (See Note 3).

On March 20, 2006, the Company issued 357,500 shares of the Company’s common stock to Andrea Festuccia, a former consultant to the Company and presently the Company’s Chief Technology Officer, for his services in introducing the inventor to the Company and his assistance in negotiating the terms of the Master License. Mr. Festuccia became the Company’s Chief Technology Officer on April 1, 2006 (See Note 5).

For the three months ended September 30, 2006 and for the period from Inception through to September 30, 2006, Lee Rosen, a significant shareholder and sole director of the Company, received $45,000 and $90,000, respectively for consulting services.

On September 15, 2006 the Company granted to Lee Rosen an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 as a result of the increased duties as a result of the termination of the management agreement and the successful negotiations of the amendment to the Master License. The option vested immediately.

The fair market value of the option is $785,863 based on the Black-Scholes option pricing model and was charged to operations during the three months ended September 30, 2006. Significant assumptions used in the model were 4.61% as the risk-free rate based on U.S. Treasury yield curve for a 10 year maturity, option life of 10 years, dividend yield of 0% and 100% for expected volatility.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

Note 7  - CONVERTIBLE PROMISSORY NOTE

On September 11, 2006, the Company issued a $765,000 Convertible Promissory Note (the “Note”) payable on demand and bearing interest on any overdue amount at 8% per annum. The Note is convertible at the Company’s option into shares of the Company’s common stock upon the consummation of an offering and sale of the Company’s common stock in which the aggregate gross proceeds equals or exceeds $2.0 million (including the proceeds from this Note). On October 17, 2006 the Note was converted to 765,000 shares of common stock as part of a Private Placement (See Note 8).

Note 8  - SUBSEQUENT EVENTS

On October 17, 2006, H2Diesel completed the closing of a Private Placement of a total of 2,915,000 shares of common stock, inclusive of the shares issued upon conversion of the Note, at a purchase price of $1.00 per share.

Costs associated with the investment amounted to $176,050 resulting in net proceeds of $2,738,950. The Company issued 251,500 warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share as compensation for investment banking services associated with raising the equity. The warrants have a fair value of $141,243 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

Under the terms of the Private Placement, H2Diesel entered into a Registration Rights Agreement dated October 17, 2006 with the purchasers of its common stock. In connection with the Merger, we assumed H2Diesel’s obligations under the Registration Rights Agreement. Under the Registration Rights Agreement, we are required to file a “resale” registration statement with the SEC covering the 2,915,000 shares of H2Diesel common stock issued in the Private Placement (and converted into Company Common Stock in the Merger) on or before November 20, 2006 (30 days after the closing of the Merger). We are obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until 12 months after the date of closing of the Merger, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations. We also expect to include on such registration statement an additional 8,326,250 shares of Company Common Stock issued in the Merger to other stockholders of H2Diesel and 5,571,500 shares issuable upon exercise of our outstanding warrants and options. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than April 20, 2007 (180 days after the closing of the Merger). We may be required to issue additional shares of Company Common Stock to purchasers in the Private Placement, in an amount not to exceed 6.0% of the shares sold in the Private Placement if we fail to meet certain registration rights obligations.

Wireless Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited)

In consideration of Xethanol Corporation’s (“Xethanol”) execution and delivery of a written consent of the stockholders of H2Diesel to the Merger, H2Diesel entered into a separate registration rights agreement with Xethanol (the “Xethanol Registration Rights Agreement”). In connection with the Merger, we assumed H2Diesel’s obligations under the Xethanol Registration Rights Agreement. The Xethanol Registration Rights Agreement requires us, upon the written request of Xethanol, but not prior to six months after the date of effectiveness of the “resale” registration statement discussed above, to file a registration statement with the SEC in form and substance sufficient to facilitate the spin off to Xethanol’s stockholders of the shares of Company Common Stock issued to Xethanol in the Merger, and to use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable thereafter.

On October 18, 2006, the Company granted to its new Chief Executive Officer an option to purchase 800,000 shares of the Company’s common stock at an exercise price of $1.50 per share, of which 200,000 vested immediately and the balance vest in three annual installments. In addition, the Company granted an option to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest in three equal annual installments beginning on December 31, 2007, subject to certain performance targets being achieved during the preceding annual period.

On October 19, 2006, the Company issued warrants to purchase 400,000 shares of the Company’s common stock of which 200,000 have an exercise price of $2.00 per share and the remaining 200,000 have an exercise price of $3.00 per share to an independent contractor of the Company providing investor relations services.

On October 20, 2006, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock of which 200,000 have an exercise price of $2.00 per share and the remaining 200,000 have an exercise price of $3.00 per share to an independent contractor of the Company providing financial public relations services.

On October 20, 2006, in consideration of strategic advisory services to be provided by an independent contractor to the Company, the Company issued 75,000 shares of the Company’s common stock.

ITEM 2. PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-QSB, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors, including those set forth in the company’s current report on Form 8-K as filed with the Commission on October 26, 2006, which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on the Company’s management beliefs and assumptions, which in turn are based on currently available information.

Examples of forward looking statements in this Quarterly Report on Form 10-QSB include, but are not limited to, the Company’s expectations regarding the Company’s ability to generate operating cash flows and to fund the Company’s working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the Company’s products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although the Company believes that the estimates and projections reflected in the forward-looking statements are reasonable, the Company’s expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;

•	the availability of additional capital to finance the Company’s development;

•	the Company’s dependence on management and need to recruit additional personnel;

•	the limited trading market for the Company’s Common Stock;

•	advances by the Company’s competitors;

•	other risks, including those described in “Risk Factors” in the Company’s other Securities and Exchange Commission filings.

The Company operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can the Company assess the impact of all of those risks on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The Company believes these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, the Company expressly disclaims any obligation or undertaking to update publicly any of them in light of new information or future events.

In this Quarterly Report on Form 10-QSB, “Company,” “the Company,” “us,” and “our” refer to Wireless Holdings, Inc., a Florida corporation, and the term “H2Diesel” refers to our wholly-owned subsidiary, H2Diesel, Inc., a Delaware corporation unless the context requires otherwise.

Background

On October 20, 2006, we completed a so-called “reverse merger” transaction, in which we caused Wireless Acquisition Holdings Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“Wireless Acquisition”), to be merged with and into H2Diesel, Inc., a Delaware corporation (“H2Diesel”), and such merger, the “Merger”). H2Diesel is a recently formed development stage company that holds an exclusive license for North America, Central America and the Caribbean (the “Territory”) to exploit proprietary technology to manufacture bio-fuel that is intended to be marketed as “bio-diesel” fuel or heating fuel or, alternatively, as a new class of bio-fuel or fuel additive. As a result of the Merger, H2Diesel became our wholly-owned subsidiary, and a change of control occurred as former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock, par value $.001 per share (“Company Common Stock”) and Wireless Holdings ceased being a “shell company” as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

The Merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated October 17, 2006 (the “Merger Agreement”), as discussed below. A copy of the Merger Agreement is filed as Exhibit 2.1 to our Current Report on form 8-K filed October 18, 2006 and is incorporated herein by reference. Shortly before the closing of the reverse merger, H2Diesel completed a private offering (the “Private Placement”) to accredited investors (as defined in Rule 501 of the Securities Act) of 2,915,000 shares of its common stock, par value $.0001 per share (“H2 Common Stock”), and received gross proceeds of $2,915,000 at the closing of the Private Placement, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of its common stock (the “Demand Note”) at price of $1.00 per share.

In connection with the Merger, the Company assumed all of H2Diesel’s obligations under its outstanding stock options and warrants. At the time of the Merger, H2Diesel had outstanding stock options and warrants to purchase 5,571,500 shares of H2 Common Stock, which outstanding stock options and warrants are now options and warrants to purchase an equal number of shares of Company Common Stock as a result of the Merger. The Company did not have any warrants or options to purchase shares of its capital stock outstanding immediately prior to the closing of the Merger.

We currently intend to carry on H2Diesel’s business as our sole line of business. H2Diesel holds an exclusive license in the Territory to make, have made and sell or sublicense others to make, have made and sell, bio-fuel that is intended to be marketed as “bio-diesel” fuel or heating fuel, or alternatively, as a new class of bio-fuel or fuel additive using a proprietary additive and know how which we believe simplifies and potentially reduces the cost of the traditional bio-diesel manufacturing process. Following the Merger and compliance with Section 14(c) of the Exchange Act and Regulation 14C thereunder, we intend to change the name of the Company to “H2Diesel Holdings, Inc.” or a similar name. In addition, we expect to obtain a new trading symbol once our name change is complete.

The merger is being accounted for as a “reverse merger” (i.e., a recapitalization of H2Diesel), since the stockholders of H2Diesel now own a majority of the outstanding shares of our common stock immediately following the merger. H2Diesel is deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of H2Diesel and will be recorded at the historical cost basis of H2Diesel. Except as described in this report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of the issuance of the 15,990,000 shares of our common stock, a change in control of our company occurred on the date of the consummation of the merger. We will continue to be a “small business issuer,” as defined under the Securities Exchange Act of 1934, following the merger.

H2Diesel is a newly formed development stage company which to date has not generated any revenues.

Short-Term Plan of Operations

We plan to pursue H2Diesel’s business as our principal business. For the next twelve months our business plan will require us to generate cash flows to satisfy operating requirements and we will need to raise additional capital.

Upon completion of the Merger, our cash balance was approximately $1,830,000. Based upon our current plans and projected levels of expenses, we expect this cash to last until March, 2007. We are obligated under the License Agreement to fund $9.5 million of Royalties over the next eight years of which $1 million is payable by December 31, 2006 and $1.5 million is due by March 20, 2007.

In order to implement our business plan, our capital expenditures to December 31, 2007 are expected to be approximately $8 million, which we anticipate to be funded with a combination of existing available cash and raising additional capital.

Our short-term plan for growth in 2006 and 2007 is dependent upon our ability to manage our cash resources and arrange for financing sufficient to allow us to: (i) acquire and refurbish or construct a plant for the manufacture of our Additive and/or H2Diesel Bio-Fuel using our Technology;

(ii) arrange for the supply of Additive on an outsourced basis; (iii) arrange for long-term contracts for the supply of feedstock for any bio-fuel plant that we may build or acquire; (iv) enter into contracts for the sale of the bio-fuel produced from any such plant; and (v) continue our research and development efforts consisting of testing and improvement of our H2Diesel Bio-Fuel, Technology and production methods. We also intend to continue our sublicensing efforts and intend to pursue patent protection for our Technology on behalf of the Inventor.

We expect our general and administrative expenditures to be approximately $100,000 per month. Our executive offices are currently located in Boca Raton, Florida. We plan to hire additional employees as our business develops, including an internal senior management team.

H2Diesel has financed its operations to date primarily through the sale of common stock, warrants and a promissory note in privately-negotiated transactions with accredited investors. We will require additional financing to continue operations. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our proprietary technology, the nature and timing of licensing and sublicensing activities, plant acquisitions and/or construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings could be dilutive to our stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern. If such additional financing is not available you may lose your entire investment in our company.

Long-Term Plan of Operations

We intend to formulate a longer term business plan that could include:

•
Developing Additive and/or H2Diesel Bio-Fuel production capacity through the engineering, construction and operation of domestic bio-diesel plants for our own account either directly or through joint ventures.

•	Continuing efforts to sublicense our Technology throughout our exclusive territory.

•
Finding buyers for H2Diesel Bio-Fuel that we may produce. Because we believe the H2Diesel Bio-Fuel does not require U.S. EPA approval to be used as heating fuel, we believe the heating fuel and power generation segment represents an immediate opportunity for us to sell H2Diesel Bio-Fuel.  In addition, subject to our receipt of the necessary regulatory approvals, we believe fleet operators of trucks and other diesel powered vehicles represent an opportunity for immediate bio-diesel sales due to increased government regulations on emissions, established distribution channels, and current restraints on United States bio-diesel and other alternative fuel production. In addition, governmental agencies present opportunities for sales. For example, according to a press release issued by the NBB on June 13, 2005, the United States military is the largest diesel fuel user in the world. According to the NBB, the United States Post Office, as well as other government agencies, such as the National Parks Service, is expected in the future to be a large consumer of bio-diesel blends in its vehicles.

•
Seeking out strategic joint venture partners domestically as well as in our foreign territory which can provide benefits to us in terms of commitments to buy Additive, sublicense the Technology and capital commitments necessary to engineer, construct and operate Additive and/or bio-fuel plants in the Territory.

•	Entering into feedstock supply and transportation logistics contracts in order to supply any refineries we may build or acquire.

•	Seeking qualified, experienced and motivated professionals to allow us to internalize our management team.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, lead to changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Under the Sublicense Agreement, however, we have committed to provide Xethanol with Additive which will require us to acquire or construct a plant or obtain a third party outsourced supply of Additives

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the Company's evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's Chief Executive Officer has concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. The Company does not currently have a Chief Financial Officer, but is in the process of identifying candidates for such position.

There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ending September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure contained under Item 3.02 of the Company’s Current Report on Form 8-K as filed with the Commission on October 26, 2006, is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The disclosure contained under Item 1.01 “Entry into a Material Definitive Agreement-Changes Resulting from the Merger” of the Company’s Current Report on Form 8-K as filed with the Commission on October 26, 2006, is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

As described in the Schedule 14f-1 filed on October 27, 2006, in connection with the Merger Joseph Hess resigned as our director and David A. Gillespie and Phil E. Pearce were appointed as a directors of the Company, in each case, effective immediately upon the completion of our compliance with the provisions of Section 14(f) of the Exchange Act and the rules promulgated thereunder. We completed our compliance with Section 14(f), and therefore the resignation of Mr. Hess and the appointment of Messrs. Gillespie and Pearce became effective on November 6, 2006. The full board of directors of the Company now consists of Lee S. Rosen, Mr. Gillespie and Mr. Pearce, with Mr. Rosen serving as the chairman of the board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
31.1	Certification of the Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2006.

Date: November 14, 2006	By: /s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer
(Principal executive and principal financial officer of the Company)