Form 10KSB
period 2006-12-31
H2Diesel Holdings, Inc
filed 2007-04-02
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________

Commission File Number: 000-50214

H2DIESEL HOLDINGS, INC.
(Name of small business issuer in its charter)

Florida	26-0067474
(State of incorporation)	(I.R.S. Employer Identification No.)

11111 Katy Freeway, Suite 910 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

(713) 973-5720
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:     None

Securities registered under Section 12(g) of the Act:     Common Stock, par value $.001 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐No ☒

The issuer's revenues for its most recent fiscal year was: $0

The aggregate market value of the 8,793,750 shares of voting stock held by non-affiliates of the registrant was approximately $52,762,500, based on the closing sale price of the common stock on March 26, 2007 of $6.00 per share as reported by the OTC Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

As of March 26, 2007, there were 17,091,250 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

H2DIESEL HOLDINGS, INC.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	our lack of operating history;

•	our dependence on additional financing;

•	our inability to establish production facilities for our bio-fuel and to generate revenues from sales of our bio-fuel;

•
our inability to enter into acceptable sublicensing agreements with respect to our technology or the inability of any sublicensee to successfully manufacture, market or sell bio-fuel utilizing our licensed technology;

•	competition;

•
governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel;

•	market acceptance of our bio-fuel;

•	unexpected costs and operating deficits, and lower than expected revenues;

•	adverse results of any legal proceedings; and

•	other specific risks referenced in this report, including those set forth under “Risk Factors” beginning on page 6 of this report.

All statements, other than statements of historical facts, included in these offering materials or otherwise provided by us regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of their respective dates. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “company,” “us,” and “our” refer to H2Diesel Holdings, Inc., a Florida corporation, and the term “H2Diesel” refers to H2Diesel, Inc., a Delaware corporation, our wholly owned subsidiary, unless the context requires otherwise.

ii

H2DIESEL HOLDINGS, INC.

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are a development stage company that, through our wholly owned subsidiary, H2Diesel Inc., a Delaware corporation (“H2Diesel”), holds an exclusive license for North America, Central America and the Caribbean (the “Territory”) to exploit proprietary technology (the “Technology”) to manufacture bio-fuel that is intended to be marketed as a new class of bio-fuel or fuel additive for power generation, heavy equipment, marine use and as heating fuel (the “H2Diesel Bio-fuel”). We acquired H2Diesel on October 20, 2006 in a so-called “reverse merger” transaction (such merger, the “Merger”). As a result of the Merger, a change of control occurred as former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock, par value $.001 per share (“Company Common Stock”) and we ceased being a “shell company” as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Following the Merger we changed the name of our company to “H2Diesel Holdings, Inc.” and our trading symbol on the OTC Bulletin Board was changed to “HTWO.OB”.

The Merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated October 17, 2006 (the “Merger Agreement”). Shortly before the closing of the Merger, H2Diesel completed a private offering (the “Private Placement”) to accredited investors of 2,915,000 shares of its common stock, par value $.0001 per share (“H2 Common Stock”), and received gross proceeds of $2,915,000 at the closing of the Private Placement, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of its common stock (the “Demand Note”) at price of $1.00 per share.

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

Pursuant to a Purchase and Repayment Agreement, dated October 20, 2006 (the “Purchase and Repayment Agreement”) between the Company and Joseph Hess, the former chief executive officer of the Company, which was entered into in connection with the Merger, we paid an aggregate of $300,000 to Mr. Hess in consideration of the payment in full of all indebtedness owed by the Company to Mr. Hess in the amount of $215,945 and the sale to us of 29,075,000 shares of Company Common Stock, which shares were then cancelled at the closing of the Merger. Immediately following the closing of the Merger and pursuant to an Acquisition Agreement dated October 20, 2006 (the “Acquisition Agreement”), and as part of the consideration for the repurchase of Mr. Hess’ shares, we sold to Mr. Hess all of the capital stock of our subsidiary, Action Wireless, Inc., a Florida corporation (“Action Wireless”), through which we conducted our historical wireless products reseller business, and Mr. Hess assumed and agreed to indemnify and hold us harmless from the historical and future liabilities of those operations. Giving effect to the cancellation of Mr. Hess’ shares, there were 1,101,250 shares of Company Common Stock outstanding before giving effect to the stock issued in the Merger. We currently intend to carry on H2Diesel’s business as our sole line of business.

After the closing of the Merger, we had outstanding 17,091,250 shares of Company Common Stock and warrants and options to purchase 5,571,500 shares of Company Common Stock.

H2Diesel commenced business in February 2006 when Lee S. Rosen, our Chairman, formed H2Diesel to acquire the exclusive license rights to, and commercialize, the Technology to manufacture the H2Diesel Bio-fuel in the Territory.

Corporate Information

The address of our principal executive office is; 11111 Katy Freeway, Suite 910, Houston, Texas 77079, and our telephone number at that address is (713) 973-5720.

Description of the Proprietary Technology

H2Diesel’s rights to the Technology were acquired pursuant to an Exclusive License Agreement dated March 20, 2006, with Ferdinando Petrucci (the “Inventor”), as amended (the “License Agreement”). Under the License Agreement, H2Diesel has been granted a perpetual exclusive license to make, use and exploit a chemical additive (the “Additive”) for use in making the H2Diesel Bio-fuel and related know how in the Territory. Additionally, H2Diesel has a right of first offer for any other territories (other than Italy and Paraguay).

Under the License Agreement, we are required to make a $600,000 payment to the Inventor on or before July 31, 2007, and an additional $1.5 million payment on October 31, 2007. In addition, we are required to pay another $7 million in fees to the Inventor over the following seven years. To the extent we default on any of these payments or breach any other material provisions of our license, the Inventor may be able to terminate the License Agreement, which is our principal asset. The License Agreement also provides that the Inventor may terminate the License Agreement if H2Diesel suffers certain bankruptcy events.

We intend to market the H2Diesel Bio-fuel as a new class of bio-fuel or fuel additive for power generation, heavy equipment, marine use and as heating fuel. We have evaluated whether the H2Diesel Bio-fuel can be formulated to comply with U.S. Environmental Protection Agency (“EPA”) standards to be classified as “Bio-diesel” for vehicular use. EPA standards mandate that “bio-diesel” comply with the specifications of the American Society for Testing and Materials (ASTM) 6751. In particular, ASTM 6751 requires that the fuel be comprised of “mono-alkyl esters of long chain fatty acids.” The H2Diesel Bio-fuel does not comply with this specific requirement of ATSM 6751, and consequently, it is not compliant with EPA standards. However, we are currently investigating whether the ASTM standard can be broadened to include our fuel. Additionally, we are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside of the United States.

H2Diesel believes that its Technology, as compared to current methods used in the production of bio-diesel fuel, is a substantially less complex process and thus offers important advantages. Conventional bio-diesel is made utilizing a chemical reaction known as transesterification. A vegetable oil reacts with an esterifying agent, usually an alcohol such as methanol or ethanol to form two principal products: a methyl ester product, which is the bio-diesel product, and glycerin. The reaction can be undertaken with or without a catalyst, typically with the input of additional energy and at atmospheric pressure. H2Diesel’s Technology instead combines water with the Additive to produce a mixture. The mixture is then combined with a vegetable oil (waste or commodity) feedstock to produce H2Diesel Bio-fuel. Glycerin is not a by-product of the H2Diesel Bio-fuel production process. We believe that there is no other process step other than, possibly, some filtration depending on feedstock and application.

Revenue Model

Our business strategy consists of developing two revenue streams: (a) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell the Additive and/or H2Diesel Bio-fuel using our Technology and (b) the collection of royalties through sublicensing the Technology.

In April, 2006, H2Diesel entered into an initial sublicense agreement with Xethanol Corporation (as amended and restated in June of 2006, the “Sublicense Agreement”) pursuant to which it granted Xethanol a ten year exclusive right, subject to H2Diesel’s retained rights of use, to make and sell H2Diesel Bio-fuel and other chemicals using the Additive (“Products”) in the states of Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida (collectively, the “Territory”) and a non-exclusive right to sell Products anywhere in the Territory. Under the Sublicense Agreement, we will be obligated to supply Xethanol with the Additive necessary for its production of Products, including bio-diesel fuel, at a purchase price equal to the lesser of our actual cost of the raw materials for the Additive plus 10 percent or the lowest price for the Additive charged to a third party that is not controlled by us.

The Sublicense Agreement also requires Xethanol to pay to us a quarterly royalty per gallon of Product sold directly or indirectly by or through Xethanol, its agents, affiliates, subsidiaries and permitted sub-sublicensees equal to the lesser of (a) $0.10 and (b) the lowest royalty per gallon of Product that is charged as a royalty to any other sublicensed third party that is not controlled by us. In addition, Xethanol is obligated to pay such royalty with respect to a minimum of 20 million gallons of fuel during the first 12 months following the date (the “Trigger Date”) that we inform Xethanol that we are ready to accept orders for the Additive and provide the necessary engineering specifications for a process plant to produce Products, including bio-diesel fuel, using the Technology. Thereafter, the required minimum volume increases by 10 million gallons in each subsequent 12 month period during the term (i.e., 30 million gallons for the first subsequent 12 month period, 40 million gallons for the second subsequent period, etc.). If Xethanol fails to pay the minimum mandatory royalties during the first three years following the Trigger Date, H2Diesel may terminate the Sublicense Agreement or convert it to a non-exclusive basis; provided, that the obligation to pay the minimum royalty is irrevocable in respect of the first year following the Trigger Date. After the first three years following the Trigger Date, a failure to pay the minimum royalties results in the automatic conversion of the Sublicense Agreement to a non-exclusive basis. The Sublicense Agreement will automatically renew at the end of the initial 10 year term for successive one year terms (subject to the right to terminate for default) provided that the rate will adjust in accordance with the GNP Implicit Price Deflator.

Concurrently with the Sublicense Agreement, H2Diesel and Xethanol also entered into a Technology Access Agreement dated June 15, 2006 (the “Technology Agreement”), which provides Xethanol access to the formula and know how to manufacture the Additive if H2Diesel suffers certain bankruptcy events or is involved in a change of control in which the acquiring or resulting entity is a competitor of Xethanol, does not have the financial capacity to perform the obligations of H2Diesel under the Sublicense Agreement or fails to assume in writing such obligations.

Manufacturing

Currently, H2Diesel does not own any production facilities either for the Additive or for H2Diesel Bio-fuel. While H2Diesel is exploring possible acquisitions of suitable facilities for such purposes, it has not yet entered into any definitive agreement for a facility. We have, however, recently entered into a Letter of Intent with Twin Rivers Technologies, LP to advance the development of H2Diesel’s first production plant at Twin Rivers’ facility located in Quincy, MA. The Letter of Intent contemplates an exclusive period during which Twin Rivers will negotiate with H2Diesel regarding definitive agreements covering the siting, construction, operation and management of H2Diesel’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin Rivers from the facility.  There can be no assurance that definitive agreements will be entered into.

Acquisition or construction of plant facilities may take several forms, including the leasing of plant facilities, joint ventures with third parties, including manufacturers of ethanol and bio-diesel or consumers of bio-diesel such as trucking and transportation companies, or direct ownership.

The acquisition of manufacturing plants will require us to (i) identify suitable facilities that can be cost-effectively modified for our needs, (ii) conduct due diligence with respect to such facilities, including investigation of environmental risks and permitting, (iii) negotiate acceptable purchase or lease agreements and (iv) finance any such acquisitions and capital improvements. The construction of new facilities would require us to identify appropriate sites to locate plants. In either case, production facilities will need to be engineered and constructed or, in the case of existing plants, appropriate modifications completed. Also, we would have to establish relationships with engineering firms, construction companies and other service providers, as well as supplier relationships to obtain sources of the components of the Additive and, if we manufacture bio-diesel fuel, vegetable oil feed stock.

Plant development, whether acquired or constructed de novo, will necessitate governmental permitting and various regulatory approvals (including environmental, zoning and construction permits), which will likely vary from location to location and may cause delays and add significant costs. Moreover, given our limited operating history, relatively untested technology, experience, management and financial resources, we cannot assure you that we will be able successfully to complete any plant acquisition or construction or that any such plants can be operated profitably.

Competition

The market for the manufacture, marketing and sale of bio-diesel, heating and other alternative fuels is highly competitive. According to the National Biodiesel Board (NBB), as of January 31, 2007, there are at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. (Note, the preceding data reflect capacity, not actual production levels or demand.) Such competition could be intense, thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-diesel and other alternative fuels, sale prices could be depressed. Falling oil prices would also negatively affect demand and the competitive position of bio fuel. We will also compete with petroleum fuels.

Competition from other alternative fuels will likely increase if prices of energy on the commodities markets, including oil and bio-diesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operations and financial condition. On the other hand, if petroleum prices fall, competition from such fuels will intensify.

Intellectual Property

H2Diesel relies on its contractual exclusivity in North America, Central America and the Caribbean with the Inventor under the License Agreement, and on a combination of the Inventor’s know-how and trade secret rights as well as potential patent rights to establish and protect rights in the Technology. On April 27, 2006, H2Diesel filed a U.S. provisional patent application on behalf of the Inventor titled “Biofuel Additive and Method of Producing a Biofuel” directed to the Technology. We plan to file a U.S. nonprovisional patent application and foreign patent applications for the Technology based on the U.S. provisional application prior to the provisional application’s automatic abandonment date which is twelve months after the filing date, i.e., April 27, 2007. In the event we do not file the U.S. nonprovisional patent application and foreign patent applications by such date, we will not be able to claim priority back to the provisional application filing date pursuant to the Paris Convention for Protection of Industrial Property and the effective filing date for subsequent patent applications for the same Technology would be the date that such applications are actually filed with the applicable patent office. This would result in the loss of the right to obtain patent protection for the Technology in the U.S. due to statutory bars to obtaining patent protection in the U.S. becoming applicable based on the Inventor having granted to H2Diesel a license with respect to the Technology more than one year prior to the effective filing date of the nonprovisional patent application. The inability to claim priority back to the provisional patent application filing date could also result in loss of the ability to obtain foreign patent protection depending on applicable foreign laws and the extent of commercialization and disclosure of the Technology prior to the effective filing date of the foreign applications. Until patent protection is granted we must rely on trade secret protection, which requires reasonable steps to preserve secrecy. Therefore, we require that our personnel, contractors and sublicensees not disclose the trade secrets and confidential information pertaining to the Technology. In addition, trade secret protection does not provide any barrier to a third party “reverse engineering” fuel made with the Technology, to the extent that the Technology is readily ascertainable by proper means.

Research and Development Costs

To the date of this report, H2Diesel has conducted limited development activities consisting solely of initial testing in laboratory conditions of the performance of the H2Diesel Bio-fuel made with the Technology. We have spent $84,109 in such testing.

Governmental Regulations

There are no readily apparent U.S. EPA regulatory fuel certification requirements applicable to using the H2Diesel Bio-fuel in a stationary source, such as industrial applications or home heating fuel, or in certain marine applications. There may, however, be requirements applicable to emissions from individual furnaces, boiler, etc. As a practical matter, market acceptance of the H2Diesel Bio-fuel may be limited until we can demonstrate that (i) the H2Diesel Bio-fuel is comparable to conventional fuels, from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that the H2Diesel Bio-fuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. In addition, initial testing done on the H2Diesel Bio-fuel in a burner indicated that the H2Diesel Bio-fuel requires further development so that its viscosity is more stable under certain temperature conditions.

We have evaluated whether the H2Diesel Bio-fuel can be formulated to comply with U.S. Environmental Protection Agency (“EPA”) standards to be classified as “Bio-diesel.” EPA standards mandate that “bio-diesel” comply with the specifications of the American Society for Testing and Materials (ASTM) 6751. In particular, ASTM 6751 requires that the fuel be comprised of “mono-alkyl esters of long chain fatty acids.” The H2Diesel Bio-fuel does not comply with this specific requirement of ATSM 6751, and consequently, it is not compliant with EPA standards. However, we are currently evaluating whether the ASTM standard can be broadened to include our fuel.

In order to be legally marketable as a fuel for on-road motor applications, the H2Diesel Bio-fuel must be registered with U.S. EPA and comply with U.S. EPA’s health effects regulations. Under these regulations, a company registering a fuel must either complete a literature review and possibly health effects testing, or submit an application with a group of other companies manufacturing similar fuels. The NBB has completed the required health effects testing on behalf of the bio-diesel industry, and provides the testing data to companies seeking to register their bio-diesel with U.S. EPA. To fit under the NBB umbrella, and be considered “bio-diesel” for marketing purposes, the bio-fuel must meet the ATSM 6751 specifications for bio-diesel described above. European countries use similar standards. ASTM 6751 compliant bio-diesel is already registered with U.S. EPA and also meets the clean diesel standards established by the California Air Resources Board (CARB) and certain other states. As of the date of this report, the current formulation of the H2Diesel Bio-fuel does not comply with ASTM 6751. Because water is a component used in the manufacture of our Bio-fuel, it is unlikely that we will be able to reformulate our fuel to meet this ASTM standard; accordingly, we would need to seek EPA approval as described above for our fuel to be used on on-road motor vehicle applications.

We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

Environmental permitting of bio-fuel manufacturing facilities varies with the characteristics of individual plants. Our bio-fuel is manufactured using a process that is believed to yield little, if any wastes, emissions or discharges, although there may be some air emissions that could require us to obtain air emission permits to construct and operate any plants we may build or acquire.

Because our bio-fuel is not “biodiesel,” we are not eligible for the tax credits for biodiesel, agri-biodiesel and renewable diesel found in the Internal Revenue Code of 1986, as amended (the “Code”). We may, however, be eligible for credits as “bio-mass.” In addition, several states also offer state tax incentives for the production of biodiesel and bio-mass. Most of these states define the term “biodiesel” using the same definition as the Code’s. Accordingly, although we believe that the cost of producing our bio-fuel will be significantly lower than the cost of producing biodiesel using conventional technologies, a portion of this cost advantage may be offset by the ability of producers of conventional biodiesel to obtain income tax credits. Unless extended or amended, the current credits for biodiesel, agri-biodiesel and renewable diesel found in the Code will expire on December 31, 2008.

We have recently commenced an effort to obtain a change in the Code’s definition of biodiesel so that it would include our bio-fuel, and to have the benefit of such a change extend beyond the current expiration date of December 31, 2008. We anticipate, however, that this effort will likely be subject to numerous obstacles and there can be no assurance that we will be successful in our efforts. In order to position ourselves for tax credit qualification in the event of a beneficial change in the law, we have already initiated the necessary registration and approval process with the Internal Revenue Service. This application and approval process could require significant lead time and there can be no assurance that such approval would be obtained.

With respect to excise taxes, it is likely that our bio-fuel meets the definition of “alternative fuel” for purposes of credits against the excise tax on the retail sale of diesel fuel and alternative fuel and for purposes of credits against the excise tax on the entry, removal or sale of taxable fuels. These credits against excise tax exceed the amount of the applicable tax by at least $0.256 per gallon, and the excess credits are refundable. It therefore would be beneficial for us to qualify for these excise tax credits; however, we may not be subject to the excise tax on alternative fuel unless and until we engage in the retail sale of our bio-fuel for use as a fuel in a motor vehicle or motorboat. Similarly, we may not be subject to the excise tax on diesel fuel unless and until our bio-fuel is deemed suitable for use in a diesel-powered highway vehicle or diesel-powered train. We will only be able to claim credits against excise taxes to the extent we are subject to those excise taxes.

Employees

We have three employees, all of whom are full time employees and dedicated to technology, administration or sales. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors

We face numerous risks, known and unknown, that may prevent us from achieving our goals, including but not limited to those described below. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained elsewhere under “Description of Business” in this report for further details pertaining to our business and financial condition.

If we do not successfully address any one or more of the risks described below, there could be a material adverse effect on our financial condition, operating results and business. We cannot assure you that we will successfully address these risks.

Risks Related To Our Business

We are a development stage company with a limited operating history, which makes us a speculative investment.

We are a development stage company that seeks to take advantage of the rights to the Technology to manufacture the Additive and the H2Diesel Bio-fuel that is intended to be marketed as a new class of bio-fuel, bio-mass or fuel additive for power generation, heavy equipment, marine use and as heating fuel. We are also evaluating whether our bio-fuel can be formulated to comply with U.S. Environmental Protection Agency (“EPA”) standards for use in on-road motor vehicle applications. To date, we have not demonstrated such compliance. Additionally, we are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside of the United States. Even if any necessary approvals are obtained, there can be no assurance that the H2Diesel Bio-fuel will gain market acceptance, either from distributors or consumers.

H2Diesel acquired these rights pursuant to the License Agreement with the Inventor of the Technology. Following the Merger, we have been engaged in organizational activities, including developing a strategic operating plan and entering into contracts. We currently only have three employees, our Chairman, our Chief Executive Officer and our Chief Technology Officer. Other than limited testing activities with respect to our H2Diesel Bio-fuel, we have not conducted any operations. We have not generated any revenues. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets. Such risks include, but are not limited to, risks of unforeseen capital requirements, unforeseen technical problems, failure of market acceptance, failure to establish business relationships and competitive disadvantages against larger and more established companies.

We are unlikely to be able to continue as a going concern in the event we are unable to obtain additional financing.

H2Diesel has incurred a net loss of $5,392,074 and negative cash flows from operating activities of $1,415,124 since inception. As of March 26, 2007, we had $535,000 of available cash, but had approximately $197,871 of accounts payable. In addition, under the License Agreement we are required to make a $600,000 payment to the Inventor on or before July 31, 2007, and an additional $1.5 million payment on October 31, 2007. We have financed our operations to date primarily through the sale of our common stock and warrants in privately-negotiated transactions with accredited investors. We are unlikely to be able to continue as a going concern unless we are able to obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of the Technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to then existing stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern unless we obtain additional financing. If such additional financing is not available you may lose your entire investment in our company.

We may not be able to achieve the objectives set forth in our new business plan.

Our exclusive perpetual license allows us to exploit the Technology in North America, Central America and the Caribbean. Our business plan currently consists of developing two revenue streams: (a) direct sales from manufacturing plants that we may build or acquire in order to process, market and sell Additive and H2Diesel Bio-fuel and (b) the collection of royalties through sublicensing our Technology (which may include the sale of the Additive to sub-licensees). To date, we have only entered into the Sublicense Agreement with Xethanol Corporation. Although we intend to enter into additional sublicense agreements, we can give no assurance that we will be able to do so. We have not however commenced the design, engineering, development or construction of any Additive or bio-fuel manufacturing plants.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

Our success will depend, in part, on the Technology being viable for commercialization and on the strength of the intellectual property rights relating to the Technology. The Technology is not patented and the only intellectual property rights that exist at present, if any, are trade secret rights. However, trade secrets are difficult to protect and others could independently develop substantially equivalent technology, otherwise gain access to trade secrets relating to the Technology, including through analysis or “reverse engineering” of the Additive or H2Diesel Bio-fuel made with the Technology. Accordingly, we may not be able to protect the rights to our trade secrets. In addition, our agreements with our employees, consultants, advisors, sublicensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to the Technology may not provide meaningful protection in the event of unauthorized use or disclosure.

While H2Diesel recently filed a U.S. provisional patent application for the Technology on behalf of the Inventor and we intend to file a U.S. nonprovisional patent application as well as foreign patent applications on behalf of the Inventor prior to the provisional application’s automatic abandonment date which is twelve months after the filing date, i.e., April 27, 2007. In the event we do not file the U.S. nonprovisional patent application and foreign patent applications by such date, we will not be able to claim priority back to the provisional application filing date pursuant to the Paris Convention for Protection of Industrial Property and the effective filing date for subsequent patent applications for the same Technology would be the date that such applications are actually filed with the applicable patent office.

This would result in the loss of the right to obtain patent protection for the Technology in the U.S. due to statutory bars to obtaining patent protection in the U.S. becoming applicable based on the Inventor having granted to H2Diesel a license with respect to the Technology more than one year prior to the effective filing date of the nonprovisional patent application. The inability to claim priority back to the provisional patent application filing date could also result in loss of the ability to obtain foreign patent protection depending on applicable foreign laws and the extent of commercialization and disclosure of the Technology prior to the effective filing date of the foreign applications.

It could take several years for the applications to be processed. However, patent protection may not be obtainable for the Technology whether in the U.S. or abroad. Alternatively, any protection that is obtained may not be broad enough to be effective and of value, or it may not withstand challenges as to validity and enforceability.

Third parties may assert that the Technology, or the products we or our sub-licensees commercialize using the Technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed. Further, because we have licensed the Technology from foreign and previously unknown third parties, there are additional inherent uncertainties about the origin and ownership of the intellectual property that could contribute to our infringement exposure.

We may need to acquire additional licenses from third parties in order to avoid infringement. Any required license may not be available to us on acceptable terms, or at all.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our sub-licensees’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we do.

Any of these events would harm our business.

In the event we are materially in default under the License Agreement, the Inventor may be able to terminate the License Agreement, and in such an event we would likely not be able to continue as a going concern.

We have substantial near-term obligations under the License Agreement. Specifically, we are required to make a $600,000 payment to the Inventor on or before July 31, 2007, and $8.5 million in additional payments over the following eight years. To the extent we default on any of these payments or breach any other material provisions of our license, the Inventor would be able to terminate the License Agreement, which is our principal asset. The License Agreement also provides that the Inventor may terminate the License Agreement in the event an insolvency or bankruptcy petition is filed against us and is not dismissed within 90 days.

Because our bio-fuel is not biodiesel, we are not eligible for the tax credits for biodiesel, agri-biodiesel and renewable diesel found in the Internal Revenue Code of 1986, as amended (the “Code”).

In addition, several states also offer state tax incentives for the production of biodiesel. However, most of these states define the term “biodiesel” using the same definition as the Code’s. Accordingly, although we believe that the cost of producing our bio-fuel will be significantly lower than the cost of producing biodiesel using conventional technologies, a portion of this cost advantage may be substantially offset by the ability of producers of conventional biodiesel to obtain income tax credits. Unless extended or amended, the current credits for biodiesel, agri-biodiesel and renewable diesel found in the Code will expire on December 31, 2008.

We have recently commenced an effort to obtain a change in the Code’s definition of biodiesel so that it would include our bio-fuel, and to have the benefit of such a change extend beyond the current expiration date of December 31, 2008. We anticipate, however, that this effort will likely be subject to numerous obstacles and there can be no assurance that we will be successful in our efforts. In order to position ourselves for tax credit qualification in the event of a beneficial change in the law, we have already initiated the necessary registration and approval process with the Internal Revenue Service. This application and approval process could require significant lead time and there can be no assurance that such approval would be obtained.

With respect to excise taxes, it is likely that our bio-fuel meets the definition of “alternative fuel” for purposes of credits against the excise tax on the retail sale of diesel fuel and alternative fuel and for purposes of credits against the excise tax on the entry, removal or sale of taxable fuels. These credits against excise tax exceed the amount of the applicable tax by at least $0.256 per gallon, and the excess credits are refundable. It therefore would be beneficial for us to qualify for these excise tax credits; however, we may not be subject to the excise tax on alternative fuel unless and until we engage in the retail sale of our bio-fuel for use as a fuel in a motor vehicle or motorboat. Similarly, we may not be subject to the excise tax on diesel fuel unless and until our bio-fuel is deemed suitable for use in a diesel-powered highway vehicle or diesel-powered train. We will only be able to claim credits against excise taxes to the extent we are subject to those excise taxes.

We may not be able to generate revenues.

We have not generated any revenue and we do not expect to generate any material revenues until after we or our sublicensees have successfully operated bio-fuel manufacturing plants (including facilities for the manufacture of the Additive) and commenced commercial sales, which we do not currently anticipate to occur at least until late 2007. Any start-up delays due to problems with the physical plant, staffing, permitting or other operational issues would negatively impact us. Any planned manufacturing plants may not achieve projected capacity. Companies to which we grant sublicenses may not be able to produce, market and sell enough bio-diesel to pay us our projected royalty fees beyond required minimum amounts or they may default on the payment of royalties. We may not be able to achieve profitable operations from the collection of royalties from the sublicensing of the Technology and/or the production of Additive or H2Diesel Bio-fuel.

Unanticipated problems in our engineering and construction operations may harm our business.

Our cash flow will depend on our and our sublicensees ability to timely design, construct and complete Additive and bio-fuel manufacturing plants. If engineering and construction operations are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise) our business may experience a substantial setback. As a development stage company, we are particularly vulnerable to events such as these.

Our ability to produce and distribute commercial quantities of bio-fuel is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

While production of bio-fuel from vegetable oils or animal fats is a relatively mature technology, the technologies being pursued by us for H2Diesel Bio-fuel production have never been utilized on a commercial basis. The H2Diesel Bio-fuel we produce using our technology, while intended as a new class of bio-fuel or fuel additive for power generation, heavy equipment, marine use and as a heating fuel, is in fact a new bio-fuel that may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the Technology have been performed in a limited scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized the Technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. The Technology, when used, may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, the Technology or the H2Diesel Bio-fuel may not perform successfully on a commercial basis and they may never generate any revenues or be profitable.

The strategic relationships upon which we may rely are subject to change.

Our ability to successfully sublicense our technology to third parties, to develop and operate manufacturing plants, and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions. These realities may impair our ability to grow.

To develop our business, we will use the business relationships of our management team (including those of any future management we retain) and those of our sublicensees in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies or contractual arrangements with other bio-diesel and alternative fuel companies. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that these relationships will be maintained, particularly if members of our management team leave. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively impacted.

Moreover, reliance upon strategic partners to manufacture and sell bio-fuel using our Technology subjects us to additional risks, including a limited ability to control the quality of such fuel, the failure of such partners to perform in accordance with the terms of agreements that they may enter into with us. Arrangements we enter into with such partners may compete with any bio-fuel that we may manufacture at our own plants and therefore may limit our organic growth.

Our business may suffer if we are unable to attract and/or retain talented personnel.

We currently have only three employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, and on other personnel we may hire. The loss of a key individual by us or the inability to attract suitably qualified replacements or additional staff could adversely impact our business. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market, and other conditions and to manage effectively the production, marketing and sale of Additive and H2Diesel Bio-fuel fuel using our Technology. Furthermore, no assurance can be given that our key personnel will continue their employment with us, or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel, our business may be adversely affected.

Competition may impair our success.

The market for the manufacture, marketing and sale of bio-fuels (such as bio-diesel) and other alternative fuels is believed to be highly competitive. According to the National Bio-diesel Board (NBB), as of January 31, 2007, there are at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. Such competition could be intense thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-fuels (including bio-diesel), sale prices could be depressed. Falling oil prices would also negatively affect demand for and the competitive position of alternative fuels such as our bio-fuel. We will also compete with petroleum fuels.

Competition from alternative fuels will likely increase as prices of energy on the commodities market, including oil and bio-diesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

We may not effectively manage future growth.

If we achieve rapid growth, it will place a significant strain on our financial, managerial, and operational resources. To achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and effectively train, motivate and manage our employees. Failure to manage growth effectively could harm our business, financial condition or results of operations.

We or our sublicensees may not be able to build or acquire and operate manufacturing plants on an economically viable basis.

Any manufacturing plants that we or our sublicensees build or acquire may not be capable of production levels that are sufficient for commercial viability. On a long-term basis, we or our sublicensees will be dependent upon the ability to acquire feedstocks at reasonable prices, and to develop viable outlets for the sale of bio-fuel production. Our future will depend on our or our sublicensees’ ability to engineer, construct and operate future manufacturing plants, and successfully sell the Additive and fuel produced from these manufacturing plants.

Completion of manufacturing plants does not assure a profit on the investment or recovery of construction costs and/or operating costs. Also, environmental damage may greatly increase the cost of operations, and various other field operating conditions may adversely affect the construction of bio-fuel manufacturing plants. These conditions include, but are not limited to, delays in obtaining governmental approvals or consents, shut-downs of operations and plant infrastructure resulting from extreme weather conditions, problems in storage, distribution of fuel, attracting and retaining qualified employees, labor relations and adverse geological and mechanical conditions. Therefore, these uncertainties are likely to have some adverse effect on our revenue and cash flow levels to varying degrees, and may result in the impairment of our business.

Risks Related to Our Industry

Prices and markets for bio-fuel (such as bio-diesel fuel) demand are unpredictable and tend to fluctuate significantly.

The price of bio-fuels is determined based on world demand, supply and other factors both with respect to bio-fuels (including bio-diesel) as well as conventional and other alternative fuels, all of which are beyond our control. World prices for bio-diesel fuel have fluctuated widely in recent years and we expect that prices will continue to fluctuate. Price fluctuations will have a significant impact upon our revenue, results of operations and on our general financial condition. Price fluctuations for bio-diesel and other fuel may also impact the investment market, and our ability to raise investor capital. Future decreases in the price of bio-diesel and competing fuels may have a material adverse effect on our financial condition and future results of operations. In addition, in the United States, demand for bio-fuels is affected by certain federal and state tax benefits. The applicability, reduction or repeal of such tax benefits could adversely affect our business. Moreover, the H2Diesel Bio-fuel may not be eligible for tax incentives provided to the bio-diesel industry. See “Because our bio-fuel is not biodiesel, we are not eligible for the tax credit for biodiesel, agri-biodiesel and renewable diesel found in the Internal Revenue Code of 1986, as amended” on Page 8 above.

Engineering, constructing and operating the Additive and bio-fuel manufacturing plants is risky.

Engineering, constructing and operating the Additive and bio-fuel manufacturing plants involve a high degree of risk particularly when new technology such as ours is involved. These risks are more acute in the earlier stages of development. Our expenditures in developing manufacturing plants may not result in commercially viable projects. We cannot project the costs of constructing and operating manufacturing plants due to the inherent uncertainties of future feedstock prices, and the future pricing of oil, diesel fuel, bio-diesel fuel, heating fuel, fuel additives and other alternative fuels, the costs associated with encountering unknown obstacles, and changes in market demands. If construction costs exceed our or our sublicensees’ estimates or if our or our sublicensees’ efforts do not produce results which meet our expectations, our business may not be commercially successful, which would have a material adverse effect on our results of operations and financial condition.

Our technology may become ineffective or obsolete.

To be competitive in the bio-fuel industry, we may be required to continually enhance and update our technology. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our Technology, our ability to manage our business and to compete may be negatively impaired. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Our business may be adversely affected by regulatory and environmental risks.

Our business is subject to environmental risks and hazards and we are subject to environmental regulation implemented and/or imposed by a variety of international conventions as well as federal, state, provincial, and municipal laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with our Additive and H2Diesel Bio-fuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and closed in such a way that satisfies applicable regulatory authorities.

We have evaluated whether the H2Diesel Bio-fuel can be formulated to comply with U.S. Environmental Protection Agency (“EPA”) standards to be classified as “Bio-diesel.” EPA standards mandate that “bio-diesel” comply with the specifications of the American Society for Testing and Materials (ASTM) 6751. In particular, ASTM 6751 requires that the fuel be comprised of “mono-alkyl esters of long chain fatty acids.” The H2Diesel Bio-fuel does not comply with this specific requirement of ATSM 6751, and consequently, it is not compliant with EPA standards.

In order to be legally marketable as a fuel for on-road motor applications, the H2Diesel Bio-fuel must be registered with U.S. EPA and comply with U.S. EPA’s rigorous health effects regulations. Under these regulations, a company registering a fuel must either complete a literature review and possibly health effects testing, or submit an application with a group of other companies manufacturing similar fuels. The NBB has completed the required health effects testing on behalf of the bio-diesel industry, and provides the testing data to companies seeking to register their bio-diesel with U.S. EPA. To fit under the NBB umbrella, and be considered “bio-diesel” for marketing purposes, the bio-fuel must meet the American Society for Testing and Materials (ASTM) D 6751 specifications for bio-diesel. European countries use similar standards. ASTM-D6751 compliant bio-diesel is already registered with U.S. EPA and also meets the clean diesel standards established by the California Air Resources Board (CARB) and certain other states. As of the date of this report, the current formulation of the H2Diesel Bio-fuel does not comply with ASTM 6751. Because water is a component used in the manufacture of our Bio-fuel, it is unlikely that we will be able to reformulate our fuel to meet this ASTM standard; accordingly, we would need to seek EPA approval as described above for our fuel to be used on on-road motor vehicle applications.

There are no readily apparent U.S. EPA regulatory fuel certification requirements applicable to using the H2Diesel Bio-fuel in a stationary source, such as industrial applications or home heating fuel, or in certain marine applications. There may, however, be requirements applicable to emissions from individual furnaces, boilers, etc. As a practical matter, market acceptance of the H2Diesel Bio-fuel may be limited until we can demonstrate that (i) the H2Diesel Bio-fuel is comparable to conventional fuels, from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that the H2Diesel Bio-fuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. In addition, initial testing done on the H2Diesel Bio-fuel in a burner indicated that the H2Diesel Bio-fuel may require further development so that its viscosity is more stable under certain temperature conditions.

We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

Compliance with environmental laws can require significant expenditures and a violation may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. Compliance with environmental laws may cause us to limit our production, significantly increase the costs of our operations and activities, or otherwise adversely affect our financial condition, results of operations, and/or prospects.

Insurance may be inadequate to cover our liabilities.

Our manufacturing plant operations, if any, may cause us to have liability for pollution, property damage, personal injury, or other hazards. Even if we obtain insurance to address such risks, insurance policies have limitations on liability that may not be sufficient to cover the full extent of our liabilities. Also some of our risks may not be insurable. If we suffer a significant event or occurrence that is not fully covered by insurance, or if the insurer of such event is not solvent, this could result in a material adverse effect on our results of operations or financial condition.

Our business is subject to local legal, political, and economic factors.

We expect to operate our business in North America, Central America and the Caribbean and we have a report of first offer for any other territories (other than Italy and Paraguay). Not all of these areas have stable legal, political and economic conditions. For the areas that have stable legal, political and economic conditions, there is the risk that these conditions will change. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights, currency fluctuations, inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, restrictions imposed on the alternative fuel industry (such as restrictions on production) and price controls and export controls. Any changes in alternative fuel, financial incentives, investment regulations, policies or a shift in political attitudes within our operating area are beyond our control and may adversely affect our business and future financial results.

Risks Related to our Common Stock

Shares of our common stock may continue to be subject to price fluctuations and illiquidity because our shares may continue to be thinly traded.

Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. Very few shares of our common stock are currently outstanding, and the amount of shares in our public “float” will continue to be limited. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely fluctuate more than the stock market as a whole. There may be a limited demand for shares of the our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTCBB, lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB; as a result, even if prices appear favorable, there may not be sufficient demand in order to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

The market price of our common stock is likely to be volatile.

The market price of our common stock is likely to be volatile as a result of many factors including, but not limited to:

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in the market for alternative fuels and generally in the capital markets;

•	changes in the social, political and economic climate in the regions in which we operate;

•	a lack of public awareness about availability of alternative fuels;

•	announcements of technological innovations or new products available to the alternative fuel industry;

•	developments concerning intellectual property rights and regulatory approvals;

•	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; and

•	the impact of sales and trading activity with respect to our common stock in the market.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of the common stock and/or our results of operation and financial condition.

We may not be able to attract the attention of brokerage firms for research and support.

Additional risks may exist because we are an OTC Bulletin Board Company that became public without an underwritten offering. Securities analysts of brokerage firms may not provide us with coverage because there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Upon registration for resale pursuant to the registration rights agreement we entered into in connection with the Private Placement and the Merger, an additional 3,808,750 shares of our Common Stock will be available for trading in the public market, which could decrease the price of our Common Stock. In addition, the Company assumed options and warrants of H2Diesel exercisable for up to an additional 5,571,500 shares of our common stock. Subject to certain securities law considerations, we may also include in such registration certain shares issuable upon the exercise of such options and warrants. In addition, upon registration for distribution pursuant to the registration rights agreement we entered into with Xethanol, which may occur as early as six months following the effectiveness of the registration statement discussed above, 5,850,000 additional shares of our Common Stock will be available for trading in the public market, which could further decrease the price of our Common Stock.

Pursuant to the terms of the registration rights agreement we entered into in connection with the Private Placement, because we did not file the registration statement prior to November 20, 2006 (the “Filing Deadline”), we are required to issue additional shares of Company Common Stock to the purchasers in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline until we file the registration statement, up to a maximum of 6% of the shares sold in the Private Placement.

Some or all of these shares of common stock may be offered from time to time in the open market pursuant to such Registration Statement or Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who has held for a period of one year, restricted shares of an OTC Bulletin Board listed company may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount up to 1% of the outstanding shares. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Our common stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.

To the extent the market price of our publicly traded common stock is less than $5.00 per share, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Mergers of the type we just completed with H2Diesel are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and stock exchanges have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on the a national securities market. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by any national securities market on which we may seek to list our shares in the future, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting broker-dealers to serve as market-makers in our stock, or in achieving admission to any national securities market. As a consequence, our financial condition and the value and liquidity of your shares may be negatively impacted.

Xethanol owns a significant portion of our common stock and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

As of March 26, 2007, Xethanol owned approximately 34% of our outstanding common stock. Accordingly, Xethanol will be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors. In addition, Xethanol would be able to exercise significant influence over the outcome of any proposed merger or consolidation of our company. Xethanol’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

In addition, under the Xethanol Registration Rights Agreement, we will be obligated to register for resale all of Xethanol’s shares in our company as early as six months following the date of effectiveness of the “resale” registration statement we are required to file in respect of shares issued in the Private Offering, and the availability of these shares for resale into the public market may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property and currently lease our office space. Our principal executive offices are located at 11111 Katy Freeway, Suite 910, Houston, Texas 77079. We maintain an additional office located at 20283 State Road 7, Suite 47, Boca Raton, Florida 33498. Other than cash and the contracts with respect to our Technology, we have no material tangible assets.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, the Company is not party to any lawsuits or legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders holding 15,990,000 shares, representing 93.56% of our outstanding shares of common stock as of October 23, 2006, executed a written consent approving an amendment to our Articles of Incorporation that changed the name of our company from “Wireless Holdings, Inc.” to “H2Diesel Holdings, Inc.” The written consent satisfied the shareholder approval requirement for the proposed action. Our board of directors approved the amendment on October 20, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “HTWO.OB.” The following table sets forth the high and low bid prices per share of our common stock for the periods indicated.

	High	Low

2005
First Quarter	$0.00	$0.00
Second Quarter	0.00	0.00
Third Quarter	0.00	0.00
Fourth Quarter	0.00	0.00

2006
First Quarter	$0.00	$0.00
Second Quarter	0.00	0.00
Third Quarter	0.00	0.00
Fourth Quarter	$10.00	$8.50

2007
First Quarter (through March 26, 2007)	$11.75	$6.00

The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the high and low bid information is OTC Bulletin Board Market.

Stockholders

The approximate number of holders of record of our common stock as of March 26, 2007 was 44, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of March 26, 2007 we had 17,091,250 shares of common stock outstanding.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

Purchases of Equity Securities

In connection with the Merger, we entered into the Purchase and Repayment Agreement pursuant to which Mr. Hess was paid $300,000 and sold 29,075,000 shares of Company Common Stock back to us. See “Item 1. Description of Business-Background” and “Item 12. Certain Relationships and Related Transactions and Director Independence.”

Registration Rights

Under the terms of the Private Placement, H2Diesel entered into a Registration Rights Agreement dated October 17, 2006 with the purchasers of its common stock. In connection with the Merger, we assumed H2Diesel’s obligations under the Registration Rights Agreement. Under the Registration Rights Agreement, we are required to file a “resale” registration statement with the SEC covering the 2,915,000 shares of H2Diesel common stock issued in the Private Placement (and converted into Company Common Stock in the Merger). We are obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until October 20, 2007, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations. We also expect to include on such registration statement an additional 893,750 shares of Company Common Stock issued in the Merger to the Inventor and certain shares issuable upon exercise of our outstanding warrants and options. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than April 20, 2007 (180 days after the closing of the Merger). Because we did not file the registration statement prior to November 20, 2006 (the “Filing Deadline”), we are required to issue additional shares of Company Common Stock to the purchasers in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline until we file the registration statement, up to a maximum of 6% of the shares sold in the Private Placement.

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

ITEM 6. PLAN OF OPERATION

Background

On October 20, 2006, we completed the Merger, in which H2Diesel became our wholly owned subsidiary. H2Diesel is a recently formed development stage company that holds an exclusive license for North America, Central America and the Caribbean to exploit proprietary technology to manufacture bio-fuel that is intended to be marketed as “bio-diesel” fuel or heating fuel or, alternatively, as a new class of bio-fuel or fuel additive. As a result of the Merger, H2Diesel became our wholly-owned subsidiary, and a change of control occurred as former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock and we ceased being a “shell company” as such term is defined in Rule 12b-2 under the Exchange Act.

Shortly before the closing of the Merger, H2Diesel completed the Private Placement in which it issued 2,915,000 shares of its common stock, and received gross proceeds of $2,915,000, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of its common stock at price of $1.00 per share.

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

We currently intend to carry on H2Diesel’s business as our sole line of business. Following the Merger our compliance with Section 14(c) of the Exchange Act and Regulation 14C thereunder, we changed the name of the Company to “H2Diesel Holdings, Inc.” and our trading symbol on the OTCBB was charged to “HTWO.OB.”

The Merger is being accounted for as a “reverse merger” (i.e., a recapitalization of H2Diesel), because the stockholders of H2Diesel now own a majority of the outstanding shares of our common stock immediately following the Merger. H2Diesel is deemed to be the acquiror in the Merger and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements are those of H2Diesel and will be recorded at the historical cost basis of H2Diesel. Except as described in this report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of the issuance of the 15,990,000 shares of our common stock, a change in control of our company occurred on the date of the consummation of the Merger.

Plan of Operations

H2Diesel is a development stage company which to date has not generated any revenues. The operation and development of our business will require substantial additional capital during 2007 to fund, among other things, our operations, payments due under the License Agreement, the acquisition or development of manufacturing plants, research and development, and the financing of future acquisitions and investments.

H2Diesel has incurred a net loss of $5,392,074 and negative cash flows from operating activities of $1,415,124 since inception. As of March 26, 2007, we had $535,000 of available cash, but had approximately $197,871 of accounts payable. Based on our current plans and projected levels of expenditures, we expect this to last through June 2007. In addition, under the License Agreement we are required to make a $600,000 payment to the Inventor on or before July 31, 2007, and $8.5 million in additional payments over the following eight years.

We have financed our operations to date primarily through the sale of our common stock and warrants in privately-negotiated transactions with accredited investors. We are unlikely to be able to continue as a going concern unless we are able to obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include, among others, the ongoing development and testing of the Technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to then existing stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern unless we obtain additional financing. If such additional financing is not available our shareholders may lose their entire investment in our company.

In its opinion on our financial statements, included herein, our independent accountants, Imowitz Koenig & Co., LLP, stated that our financial condition described above raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We believe that we will need approximately $5,000,000 to $10,000,000 to implement our short-term plan for growth in 2007. This plan is dependent upon our ability to manage our cash resources and arrange for financing sufficient to allow us to: (i) acquire and refurbish or construct a plant for the manufacture of our Additive and/or H2Diesel Bio-fuel using our Technology; (ii) arrange for the supply of Additive on an outsourced basis; (iii) arrange for long-term contracts for the supply of feedstock for any bio-fuel plant that we may build or acquire; (iv) enter into contracts for the sale of the bio-fuel produced from any such plant; and (v) continue our research and development efforts consisting of testing and improvement of our H2Diesel Bio-fuel, Technology and production methods. We also intend to continue our sublicensing efforts and intend to pursue patent protection for our Technology on behalf of the Inventor.

We recently entered into a Letter of Intent with Twin Rivers Technologies, LP to advance the development of H2Diesel’s first production plant at Twin Rivers’ facility located in Quincy, MA. The Letter of Intent contemplates an exclusive period during which Twin Rivers will negotiate with H2Diesel regarding definitive agreements covering the siting, construction, operation and management of H2Diesel’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin Rivers from the facility.  There can be no assurance that definitive agreements will be entered into.

We also recently commenced an effort to obtain a change in the Code’s definition of biodiesel so that it would include our bio-fuel, and to have the benefit of such a change extend beyond the current expiration date of December 31, 2008. We anticipate, however, that this effort will likely be subject to numerous obstacles and there can be no assurance that we will be successful in our efforts. In order to position ourselves for tax credit qualification in the event of a beneficial change in the law, we have already initiated the necessary registration and approval process with the Internal Revenue Service. This application and approval process could require significant lead time and there can be no assurance that such approval would be obtained.

We intend to develop a longer term business plan that could include:

• Developing Additive and/or H2Diesel Bio-fuel production capacity through the engineering, construction and operation of domestic bio-diesel plants for our own account either directly or through joint ventures.

• Continuing efforts to sublicense our Technology throughout our exclusive territory.

• Finding buyers for H2Diesel Bio-fuel that we may produce. We believe the power generation heavy equipment, marine and heating fuel markets represent immediate opportunities for us to sell H2Diesel Bio-fuel.  In addition, subject to our ability to reformulate our bio-fuel and receipt of the necessary regulatory approvals, we believe fleet operators of trucks and other diesel powered vehicles represent a potential opportunity for bio-diesel sales due to increased government regulations on emissions, established distribution channels, and current restraints on United States bio-diesel and other alternative fuel production. In addition, governmental agencies present opportunities for sales. For example, according to a press release issued by the NBB on June 13, 2005, the United States military is the largest diesel fuel user in the world. According to the NBB, the United States Post Office, as well as other government agencies, such as the National Parks Service, is expected in the future to be a large consumer of bio-diesel blends in its vehicles.

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

• Performing product application testing to gain market acceptance of H2Diesel Bio-fuel by customers and equipment manufacturers.

Critical Accounting Policies

Our financial statements and accompany notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expense. Management evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on assumptions believed to be reasonable under current facts and circumstances. The Company’s most significant estimate is the value of its Master License Agreement. Other significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, lead to changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Under the Sublicense Agreement, however, we have committed to provide Xethanol with Additive which will require us to acquire or construct a plant or obtain a third party outsourced supply of Additives. In addition, we are obligated under the License Agreement to fund an additional $9.1 million of royalties over the next eight years.

ITEM 7. FINANCIAL STATEMENTS

The information required in response to this Item 7 is set forth at pages F-1 through F-18 of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s principal executive officer and principal financial officer. Based upon that evaluation, Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Background of Directors and Executive Officers

Our executive officers, directors and some of our key employees, and their positions and ages as of March 26, 2007, are as follows:

Name	Age	Position	Dates of Service
Lee S. Rosen	53	Chairman of the Board	October 20, 2006 - current
David A. Gillespie	46	President, Chief Executive Officer and Director	October 20, 2006 - current
Andrea Festuccia	34	Chief Technology Officer	October 20, 2006 - current
Phillip E. Pearce	78	Director	November 13, 2006 - current
John E. Mack	59	Director	February 14, 2007 - current

Each of our directors serves for a term of one year or until his successor is elected. Our officers serve at the pleasure of our Board of Directors. None of our directors or executive officers is related.

The following is a description of the business experience of each of our directors and executive officers:

Lee S. Rosen, Chairman of the Board

Mr. Rosen is a private investor. He is the founder of H2Diesel and became its sole director and officer in March 2006. He was the founder of DDS Technologies, USA, Inc., a publicly traded company on the OTC Bulletin Board, for which he was instrumental in raising capital and to which he remains a consultant. Mr. Rosen has been involved in the financial and securities brokerage industry since 1980 and has worked as a broker dealer with a number of firms. Mr. Rosen has also been engaged as a business and financial consultant.

David A. Gillespie, President, Chief Executive Officer and Director

From 2001 to 2006 Mr. Gillespie served as a Vice President—Business Development and Asset Management of Duke Energy Corporation, a Fortune 500 energy company with business units that include regulated gas pipeline and electric utilities, natural gas liquids processing, and domestic and international merchant energy. In such capacity Mr. Gillespie developed and led all aspect of Duke Energy North America’s 8000 megawatt $3 billion generation business in the western United States and in Canada. From 1998 to 2001 he served as a Senior Director—Asset Management of Duke Energy, during which he provided overall leadership for the company’s merchant power projects in Connecticut and Maine. Prior to joining Duke Energy, from 1982 to 1998 Mr. Gillespie served in various capacities with The United Illuminating Company, an electric utility with annual revenues of approximately $1 billion located in Connecticut. Mr. Gillespie received his MBA from the Rensselaer Polytechnic Institute, Hartford, Connecticut, and his BSME from the Worcester Polytechnic Institute, Worcester, Massachusetts.

Andrea Festuccia, Chief Technology Officer

Mr. Festuccia is the Director of the “Environment and Territory Business Unit” of IGEAM S.r.l. where he has worked since June 1999. Prior to his current position with IGEAM S.r.l., Mr. Festuccia was the Director of Special Research Projects at IGEAM S.r.l. Mr. Festuccia is currently an external consultant with the University “La Sapienza” of Rome, a position that he has held since 2001. He also worked as an external expert for the Minister of Foreign Affairs of Italy-Farnesina from 2002-2004 and as a general manager of Ecosystems S.r.l. from 2002-2003. Mr. Festuccia has over 10 years of national and international professional experience in both chemical, mechanical and environmental engineering and in environmental management projects. Mr. Festuccia is expected to receive his PhD in chemical engineering from the University “la Sapienza” of Rome in October 2006. He received a degree in chemical engineering from the University of Rome-“La Sapienza” in October 1996.

Phillip E. Pearce, Director

Mr. Pearce has been a Principal with Phil E. Pearce & Associates, an independent business consulting firm since 1990. He previously served as Senior Vice President and a Director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers and was closely involved in the formation of NASDAQ. Mr. Pearce has served as a Governor of the New York Stock Exchange and a member of The Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce is currently a member of the board of directors of both public and private companies. He received his B.S. degree in finance from the University of South Carolina and attended the S.I.A. Graduate School of Wharton School of Finance at the University of Pennsylvania.

John E. Mack, Director

Mr. John E. Mack has over 30 years of international banking, financial business management and mergers and acquisitions experience, and has worked closely with investment bankers and external advisors with regard to the sale of international import-finance products to domestic customers. He currently serves as a Director of Incapital Holdings, LLC, a Chicago-based NASD registered broker dealer specializing in issuing fixed-income securities to retail investors, and Strategic Solutions, Inc., a majority-owned subsidiary of Bank of America Corporation responsible for purchasing and providing solutions for problem loans. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited of Tokyo, Japan. Prior to joining Shinsei Bank, for over twenty-five years Mr. Mack served in senior management positions at Bank of America and its predecessor companies, NationsBank and NCNB, in Charlotte, North Carolina, including twelve years as Corporate Treasurer. Mr. Mack holds an MBA from the University of Virginia Darden Graduate Business School and received his AB degree in Economics from Davidson College in North Carolina.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company and persons who beneficially own more than 10% of the Company’s common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.

The Company is not aware of any Section 16(a) filings required by any directors and executive officers, and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2006 that have not been timely made.

Corporate Governance

Audit Committee

On March 19, 2007, the Board of Directors established and approved an Audit Committee of the Board of Directors. The Audit Committee is composed of two members, Messrs Mack and Pearce, both of whom are “independent directors” (as defined under Nasdaq Rule 4200(a)(15)). The Board has determined that Mr. Mack is the “audit committee financial expert” serving on the audit committee.

Compensation Committee

On March 19, 2007, the Board of Directors established and approved a Compensation Committee of the Board of Directors. The Compensation Committee is composed of two members, Messrs Mack and Pearce, both of whom are independent directors.

Nominating Committee

On March 19, 2007, the Board of Directors established and approved a Nominating Committee of the Board of Directors. The Nominating Committee is composed of three members, Messrs Mack, Pearce, and Rosen.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

H2Diesel was formed on February 28, 2006 and its business and activities began in March 2006 when H2Diesel entered in the License Agreement with the Inventor. Accordingly, no compensation was paid to its executive officers during fiscal year ending December 31, 2005. The compensation of our named executive officers is described below. Our named executive officers are our only employees.

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated.

Name and Principal Position (1)	Year	Salary ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

David A. Gillespie, President & Chief Executive Officer	2006	51,077	172,395	0	223,472
	2005	0	0	0	0

Lee S. Rosen, Chairman of the Board	2006	30,000	785,863	105,000(3)	920,863
	2005	0	0	0	0

Andrea Festuccia, Chief Technology Officer	2006	112,500	97,871(4)	0	210,371
	2005	0	0	0	0

Joseph Hess, Former Chief Executive Officer(5)	2006	0	0	0	0
	2005	0	0	0	0
_________________________

(1)	Each of our named executive officers has served in the respective capacities listed above since October 20, 2006, the effective date of the Merger other than Mr. Hess who resigned as of such date.

(2)	Represents the dollar amount recognized for financial statement purposes with respect to fiscal year 2006 in accordance with FAS 123R.

(3)	Represents consulting fees we paid to Mr. Rosen for services rendered to the Company prior to the Merger.

(4)	In connection with the Private Placement, the exercise price for all of Mr. Festuccia’s 500,000 options was reduced from $3.75 per share to $1.50 per share.

(5)
In connection with the Merger, we paid an aggregate of $300,000 to Mr. Hess in consideration of the payment in full of all indebtedness owed by the Company to Mr. Hess in the amount of $215,945 and the sale to us of 29,075,000 shares of Company Common Stock, which shares were then cancelled at the closing of the Merger. Immediately following the closing of the Merger and pursuant to the Acquisition Agreement and as part of the consideration for the repurchase of Mr. Hess’ shares, we sold to Mr. Hess all of the capital stock of Action Wireless.

Outstanding Equity Awards at Fiscal Year-End Table

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David A. Gillespie, President & Chief Executive Officer(1)	200,000	1,800,000	$1.50	October 18, 2016

Lee S. Rosen, Chairman of the Board	1,500,000	0	$1.50	September 15, 2016

Andrea Festuccia, Chief Technology Officer(2)	100,000	400,000	$1.50	September 19, 2016

Joseph Hess, Former Chief Executive Officer	0	0	N/A	N/A
___________________________________

(1) Of the 1,800,000 options to purchase common stock, 600,000 are time based options and 1,200,000 are performance based options. The 600,000 time based options vest as follows: 200,000 on October 18, 2007; 200,000 on October 18, 2008; and 200,000 on October 18, 2009. The 1,200,000 performance based options vest contingent upon the achievement of certain financial targets determined at the end of each fiscal year as follows: 400,000 in December 31, 2007; 400,000 in December 31, 2008; 400,000 in December 31, 2009.

(2) The 400,000 options to purchase common stock vest as follows: 200,000 on April 1, 2007 and 200,000 on April 1, 2008.

Employment Agreements

On October 18, 2006 we entered into a three-year employment agreement with David A. Gillespie, a former Vice President—Business Development and Asset Management of Duke Energy Corporation in Houston, Texas. Under the terms of the employment agreement, from the Effective Date Mr. Gillespie replaced Lee S. Rosen as H2Diesel’s President and Chief Executive Officer and receives an initial salary of $20,000 per month and received a grant of 800,000 stock options at an exercise price of $1.50 per share, of which 200,000 vested immediately and the balance vest in three annual installments. Mr. Gillespie will also receive an additional 1,200,000 “performance vesting” options at an exercise price of $1.50 per share, which vest in three equal annual installments beginning on December 31, 2007, subject to certain performance targets being achieved during the preceding annual period. The employment agreement provides for a relocation expense reimbursement of up to $50,000 and provides for participation in our executive bonus plan, with a maximum eligible bonus during 2007 targeted at 50% of Mr. Gillespie’s annual salary. The agreement includes other customary terms, including participation in any incentive and benefit plans made available to executive officers. The employment agreement will automatically renew for successive one year periods unless we elect to terminate the agreement upon not less than 270 days notice prior to the expiration of the then current term.

On May 5, 2006, H2Diesel entered into an employment agreement with Mr. Rosen, whereby Mr. Rosen was employed as the chairman of our board of directors for a term of three years, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety days prior to the end of the term by either Mr. Rosen or the Company.

On September 19, 2006, H2Diesel entered into an amended and restated employment agreement with Mr. Festuccia, whereby Mr. Festuccia was employed as the Chief Technology Officer for a term expiring on April 1, 2009, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety days prior to the end of the term by either Mr. Festuccia or the Company.

The employment agreements of Messrs. Rosen and Festuccia provide that they will initially receive a fixed base salary at an annual rate of $180,000 and $150,000, respectively and customary employee benefits. Each employment agreement provides that if the board of directors establishes an incentive compensation plan or a bonus plan, Messrs. Rosen and Festuccia will be eligible to participate in such incentive compensation plan and bonus plan. In addition, Mr. Festuccia’s agreement also provides for a grant of 500,000 stock options at a price of $1.50 per share, of which 100,000 vest immediately and the balance vest, in two annual installments.

Each employment agreement requires the executive to adhere to our policy that (a) prohibits an executive from disclosing confidential information regarding the Company, and (b) confirms that all intellectual property developed by an executive and relating to the Company’s business constitutes the sole and exclusive property of the Company.

The employment agreement for Mr. Gillespie provides that such executive’s employment may be terminated by the Company upon death, disability, for “cause,” and “without cause” and that such executive can resign from the Company with or without good reason or retire. Upon the death of such executive, such executive’s employment will automatically terminate and (i) any vested options may be exercised on or before the expiration date of such options (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) the executive’s legal representatives shall receive (A) such executive’s compensation that is earned but unpaid and (B) any other amounts or benefits owing to such executive under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”). If Mr. Gillespie’s employment is terminated without cause or by Mr. Gillespie for good reason, then he shall receive (i) his base salary and bonus, if any (with the achievement of bonus targets presumed), for the time period that is remaining under his employment agreement or 12 months, whichever amount is less; (ii) such executive’s Equity Compensation, including all unvested time vesting options and the next unvested tranche of performance vesting options; and (iii) such executive’s Accrued Amounts. If Mr. Gillespie’s employment is terminated because he is disabled, then he shall receive (i) his base salary, for the time period that is remaining under his employment agreement or six months, whichever amount is less; (ii) such executive’s Equity Compensation, including the next unvested tranche of performance vesting options; and (iii) such executive’s Accrued Amounts. If Mr. Gillespie is terminated by the Company for “cause,” then he shall receive the Accrued Amounts and may exercise his vested options for a period of thirty days. If Mr. Gillespie resigns without good reason or retires then he shall receive the Accrued Amounts.

The employment agreement for Mr. Gillespie also provides that in the event that a “Change of Control” (as defined in the agreement) of the Company shall occur during the term of his employment agreement, and within 12 months thereafter his employment is terminated without cause or by him for good reason, then (1) his severance compensation will be as set forth above for termination without cause or by him for good reason, as the case may be, and (2) all his unvested time vesting options and performance vesting options will vest and remain exercisable for the balance of the option term.

The employment agreements for Messrs. Rosen and Festuccia provide that such executive’s employment may be terminated by the Company upon death, disability, for “cause,” and “without cause” and that such executive can resign from the Company with or without good reason or retire. Upon the death of such executive, such executive’s employment will automatically terminate and (i) any unvested equity compensation granted to such executive shall immediately vest and any vested options may be exercised on or before the earlier of (A) the expiration date of such options and (B) twelve months after such executive’s death (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) the executive’s legal representatives shall receive (A) such executive’s compensation that is earned but unpaid and (B) any other amounts or benefits owing to such executive under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”). If Mr. Rosen or Mr. Festuccia’s employment is terminated without cause, because such executive is disabled or if such executive resigns for good reason, then such executive shall receive (i) such executive’s base salary for the time period that is remaining under such executive’s employment agreement or six months, whichever amount is less; (ii) such executive’s Equity Compensation; and (iii) such executive’s Accrued Amounts. If either Mr. Rosen or Mr. Festuccia is terminated by the Company for “cause,” resigns without good reason or retires, then such executive shall receive the Accrued Amounts.

Compensation of Directors During Fiscal Year 2006

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Phillip E. Pearce	1,500	373,214 (2)	374,714

John Mack(3)	0	0	0

____________________

(1) Represents the dollar amount recognized for financial statement purposes with respect to fiscal year 2006 in accordance with FAS 123R.

(2) Includes options immediately exercisable for 50,000 shares of our common stock at $7.50 per share. Mr. Pearce also holds options to purchase another 50,000 shares, which vest on November 13, 2007, provided Mr. Pearce still serves as a director at such time.

(3) Does not reflect options granted to Mr. Mack during 2007. Mr. Mack holds options immediately exercisable for 50,000 shares of our common stock at $10.50 per share. Mr. Mack also holds options to purchase another 50,000 shares, which vest on February 14, 2008, provided Mr. Mack still serves as a director at such time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at Fiscal Year End

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	5,671,500(1)	$1.77	N/A
Total	5,671,500 (1)	$1.77	N/A

(1)
Consists of, as of December 31, 2006: (i) an aggregate of 1,850,000 presently exercisable options issued to our named executive officers and directors under individual written employment and/or option agreements, (ii) an aggregate of 1,571,500 warrants issued to consultants and/or advisors of the company, and (iii) 2,250,000 presently unexercisable options issued to our named executive officers and directors under individual written employment and/or option agreements.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 26, 2007 by:

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

As of March 26, 2007, 17,091,250 shares of our common stock were outstanding, no shares were held in treasury.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, (i) shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 26, 2007 are considered to be beneficially owned by such person and (ii) shares of common stock which can be acquired upon the exercise of all outstanding warrants within 60 days of March 26, 2007 are considered to be beneficially owned by such person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Lee Rosen 2006 Irrevocable Trust I 17698 Foxborough Lane Boca Raton, Florida 33496	2,090,000(3)	12.23%
Common Stock	Xethanol Corporation 1185 Avenue of the Americas, 20th Floor New York, New York 10036	5,850,000	34.23%
Common Stock	The River Trust 1877 S. Federal Highway, Suite 101 Boca Raton, Florida 33432	1,000,000	5.85%
Common Stock	The Aspen Trust 2000 So. Ocean Blvd. Palm Beach, Florida 33480	1,000,000	5.85%
Common Stock	Ferdinando Petrucci Via Stazione, 133A, Arce Frosimone, Italy	893,750	5.23%
Common Stock	David A. Gillespie* 664 West Forest Drive Houston, Texas 77079	200,000 (4)	**
Common Stock	Lee. S. Rosen* 17698 Foxborough Lane Boca Raton, Florida 33496	3,590,000(5)	19.31%
Common Stock	Andrea Festuccia* Circonvallazione Gianicolense, 295 00152 Rome, Italy	457,500(6)	**
Common Stock	Phil E. Pearce* 6624 Glenleaf Court Charlotte, North Carolina 28270	50,000(7)	**
Common Stock	John Mack* P.O. Box 1575 Breckenridge, Colorado 80424	50,000(8)	**
Common Stock	Directors and executive officers as a group (5 people)	4,347,500 (4)(5)(6)(7)(8)	23.01%

————————————

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after October 23, 2006, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)
Based upon 17,091,250 shares of common stock outstanding on March 26, 2007, plus, for each person or group, any securities such person or group has the right to acquire within 60 days upon exercise of options, warrants, conversion privileges or similar rights.

(3)	Excludes 2,678,750 shares of common stock held by trusts (including The River Trust and the Aspen Trust) as to which Lee S. Rosen disclaims beneficial ownership.

(4)
Includes options immediately exercisable for 200,000 shares of our common stock at $1.50 per share. David A. Gillespie also holds options to purchase another 1.8 million shares, which vest over time or upon achievement of certain financial targets.

(5)
Includes 2,090,000 shares of common stock owned by the Lee Rosen 2006 Irrevocable Trust I and includes immediately exercisable options to purchase 1,500,000 shares of our common stock at $1.50 per share. Excludes 2,678,750 shares of common stock held by trusts (including The River Trust and The Aspen Trust) as to which Mr. Rosen disclaims beneficial ownership.

(6)
Includes 357,500 outstanding shares and exercisable stock options to purchase 100,000 shares of common stock at a price of $1.50 per share pursuant to Mr. Festuccia’s Employment Agreement. Mr. Festuccia’s Employment Agreement also provides for an additional grant of 400,000 stock options at a price of $1.50 per share, which vest in two annual installments.

(7)
Includes options immediately exercisable for 50,000 shares of our common stock at $7.50 per share. Mr. Pearce also holds options to purchase another 50,000 shares, which vest on November 13, 2007, provided Mr. Pearce still serves as a direct at such time.

(8)
Includes options immediately exercisable for 50,000 shares of our common stock at $10.50 per share. Mr. Mack also holds options to purchase another 50,000 shares, which vest on February 14, 2008, provided Mr. Mack still serves as a direct at such time.

* Director or Executive Officer

** Less than 5%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2006, or subsequent thereto to which the Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at the year end for the last three completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

We have entered into a three year employment agreement with Mr. Rosen, Chairman of the Board. Pursuant to Mr. Rosen’s employment agreement, he will receive an initial salary of $15,000 per month and such other compensation (including participation in any bonus, incentive and benefit plans made available to executive officers) as set forth in greater detail in his employment agreement. On September 15, 2006, in consideration of (i) Mr. Rosen’s increased duties as a result of the termination of the Management Agreement, and (ii) Mr. Rosen’s successful negotiation of the amendment to the License Agreement, the Company granted to Mr. Rosen options exercisable for 1.5 million shares of H2Diesel’s common stock at an exercise price of $1.50 per share.

Prior to the offering and the Merger, the offices of Wireless Holdings were located at 301 North Ocean Blvd., Pompano Beach, Florida 33062. This space was provided to us at no charge by Mr. Hess, who was our sole officer, director and majority stockholder prior to the Merger. This space would have cost us $600 per month. Also, as of December 31, 2005, Wireless Holdings received loans, which totaled $215,944.72 from Mr. Hess as working capital for ongoing operations. These loans were non-interest bearing and were due on demand. The loans were repaid pursuant to the terms of the Purchase and Repayment Agreement pursuant to which Mr. Hess was paid $300,000 and sold 29,075,000 shares of Company Common Stock back to us. Wireless Holdings also sold its subsidiary, Action Wireless, to Mr. Hess pursuant to the terms of the Acquisition Agreement.

Because Mr. Hess continued to serve as a director of the Company until we completed our compliance with Section 14(f) of the Exchange Act and Rule 14f-1 thereunder following the Merger, we entered into an indemnification agreement dated October 20, 2006 (the “Indemnification Agreement”) with Mr. Hess, whereby we agreed to indemnify Mr. Hess to the fullest extent permitted by law for any proceedings that he becomes involved in as a result of his serving as a director of the Company after the effective time of the Merger.

Xethanol owns 5,850,000 shares of our common stock which represents approximately 34% of our outstanding common stock. Also, we entered into a Sublicense Agreement with Xethanol, whereby we sublicensed our bio-diesel technology to Xethanol and in connection with the Sublicense Agreement, we entered into a Technology Agreement that provides Xethanol access to the formula under certain circumstances (see description of Sublicense Agreement and the Technology Agreement set forth in “Description of Business”). In consideration of Xethanol’s execution and delivery of a written consent of the stockholders of H2Diesel to the Merger, H2Diesel entered into a separate registration rights agreement with Xethanol (the “Xethanol Registration Rights Agreement”). In connection with the Merger, we assumed H2Diesel’s obligations under the Xethanol Registration Rights Agreement. The Xethanol Registration Rights Agreement requires us, upon the written request of Xethanol, but not prior to six months after the date of effectiveness of the “resale” registration statement for the Private Placement, to file a registration statement with the SEC in form and substance sufficient to facilitate the spin off to Xethanol’s stockholders of the shares of Company Common Stock issued to Xethanol in the Merger, and to use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable thereafter.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to the Company.

Transactions with Promoters

The Company did not expressly engage a promoter at the time of its formation. The Company has used selling agents and consultants from time to time. The terms of those arrangements have been disclosed in previous filings with the Securities and Exchange Commission.

Director Independence

Messrs. Pearce and Mack are the members of our board of directors who are “independent directors” as defined under Nasdaq Rule 4200(a)(15). Messrs. Pearce and Mack are the sole members of the audit and compensation committees of our board of directors, and together with Mr. Rosen, constitute the nominating committee of our board of directors.

ITEM 13. EXHIBITS

The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed or expect to be billed the following amounts by our independent auditors during or for the year ended December 31, 2006 (data for prior periods has not been provided because it relates to our discontinued operations and therefore does not provide meaningful disclosure):

Audit Fees	$124,140

Audit Related Fees	22,241

Tax Fees	---

All Other Fees	---

Total	$146,381

Audit Fees. We were billed an aggregate of $64,140 by Imowitz Koenig & Co., LLP for H2Diesel’s June 30, 2006 audit and for the review of the financial statements included in our September 30, 2006 quarterly report on Form 10-QSB. Fees for the audit of our December 31, 2006 year end financial statements are expected to be $60,000.

Audit-Related Fees. In 2006, we were billed by Imowitz Koenig & Co., LLP. $22,241 for assurance and related services that were reasonably related to the performance of Imowitz Koenig & Co., LLP’s audit and review of our consolidated financial statements and not reported under the caption “Audit Fees” that relate to reviews of our registration statements.

Tax Fees. In 2006, Imowitz Koenig & Co., LLP did not perform any tax services (including services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit).

All Other Fees. In 2006, Imowitz Koenig & Co., LLP did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures.

Our audit committee was established on March 19, 2007 and has not yet established pre-approval policies and procedures applicable to the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H2Diesel Holdings, Inc

By: /s/ David A. Gillespie
David A. Gillespie President and Chief Executive Officer

Date: April 2, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Gillespie	President, Chief Executive Officer and Director	April 2, 2007
David A. Gillespie	(Principal Executive and Principal Financial Officer)

/s/ Lee S. Rosen	Chairman of the Board	April 2, 2007
Lee S. Rosen

/s/ Phillip E. Pearce	Director	April 2, 2007
Phillip E. Pearce

/s/ John E. Mack	Director	April 2, 2007
John E. Mack

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
H2Diesel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of H2Diesel Holdings, Inc. (the “Company”) (A Development Stage Enterprise) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from February 28, 2006 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H2Diesel Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2006 and the results of its operations and its cash flows for the period from February 28, 2006 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, negative cash flows from operations and is obligated to pay $9.1 million, including $2.1 million in 2007, under a license agreement. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Imowitz Koenig & Co., LLP

New York, New York
March 30, 2007

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet
December 31, 2006

ASSETS

Current assets:
Cash	$1,031,923
Prepaid expenses	70,275
Total current assets	1,102,198
License agreement	8,061,300
TOTAL ASSETS	$9,163,498

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$190,504
Loan payable-related party	50,000
License agreement payable-current portion
(net of unamortized discount of $650,698)	1,449,302
Total current liabilities	1,689,806
License agreement payable
(net of unamortized discount of $2,195,117)	4,804,883
Total Liabilities	6,494,689

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized; 17,091,250 shares issued and outstanding	17,091
Additional paid-in-capital	8,043,792
Deficit accumulated during the development stage	(5,392,074)
Total stockholders' equity	2,668,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,163,498

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the Period from February 28, 2006 (Inception) to December 31, 2006

Operating expenses:
Research and development expenses	$84,109
Merger expenses	340,000
General and administrative expenses	4,329,332
Total operating expenses	4,753,441

Net loss from operations	(4,753,441)

Interest expense	638,633

Net loss	$(5,392,074)

Basic and diluted net loss per share	$(0.42)

Weighted average number of shares outstanding	$12,990,813

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' Equity
For the Period from February 28, 2006 (Inception) to December 31, 2006
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in-	Development
	Shares	Amount	Capital	Stage	Total
Balance at February 28, 2006	-	$-	$-	$-	$-
Issuance of founders' shares ($0.001 per share)	5,541,250	5,541	(4,987)	-	554
Issuance of shares to shareholders of company acquired in recapitalization transaction	1,101,250	1,101	(1,101)		-
Issuance of common stock in private offerings, net of costs	6,165,000	6,165	4,290,328	-	4,296,493
Issuance of common stock for services rendered	2,090,000	2,090	1,274,073	-	1,276,163
Issuance of common stock for Put Right	1,300,000	1,300	(1,300)	-	-
Issuance of common stock for Master License	893,750	894	544,853	-	545,747
Issuance of warrants for services rendered	-	-	512,583	-	512,583
Compensation expense associated with options	-	-	1,429,343	-	1,429,343
Net loss	-	-	-	(5,392,074)	(5,392,074)

Balance at December 31, 2006	17,091,250	$17,091	$8,043,792	$(5,392,074)	$2,668,809

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
For the Period from February 28, 2006 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,392,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	638,633
Compensation expense associated with stock options	1,429,343
Issuance of common stock, options and warrants for
services rendered	1,788,745
Changes in operating assets and liabilities:
Deferred expenses	(70,275)
Accounts payable and accrued expenses	190,504

Net cash used in operating activities	(1,415,124)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	(1,900,000)

Cash used in investing activities	(1,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of founders' shares	554
Proceeds from private offerings issuance of common stock, net of costs	3,531,493
Proceeds from convertible note payable	765,000
Proceeds from loan payable-related party	50,000

Cash provided by financing activities	4,347,047

Net increase in cash and cash equivalents	1,031,923
Cash and cash equivalents - beginning of period	-

Cash and cash equivalents - end of period	$1,031,923

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$5,615,552
License Agreement acquired in exchange for issuance of common stock	$545,747

   The accompanying notes are an integral part of these consolidated financial statements.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 1 - ORGANIZATION AND GOING CONCERN

H2Diesel Holdings, Inc. (formerly known as “Wireless Holdings, Inc.”) (the “Company) was incorporated June 4, 2003 under the laws of the State of Florida. We are a development stage company that, through our wholly owned subsidiary, H2Diesel Inc., a Delaware corporation (“H2Diesel”), holds an exclusive license for North America, Central America and the Caribbean to exploit proprietary technology (the “Technology”) to manufacture bio-fuel that is intended to be marketed as a new class of bio-fuel or fuel additive (the “Additive”) for power generation, heavy equipment, marine use and as heating fuel (the “H2Diesel Bio-fuel”). We acquired H2Diesel on October 20, 2006 in a so-called “reverse merger” transaction (such merger, the “Merger”). As a result of the Merger, a change of control occurred as former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock, par value $.001 per share (“Company Common Stock”) and we ceased being a “shell company” as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Following the Merger we changed the name of our company to “H2Diesel Holdings, Inc.”.

The Merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated October 17, 2006. Shortly before the closing of the Merger, H2Diesel completed a private offering (the “Private Placement”) to accredited investors of 2,915,000 shares of its common stock, par value $.0001 per share (“H2 Common Stock”), and received gross proceeds of $2,915,000 at the closing of the Private Placement, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of H2 Common Stock (the “Demand Note”) at price of $1.00 per share.

In connection with the Merger, the Company assumed all of H2Diesel’s obligations under its outstanding stock options and warrants. At the time of the Merger, H2Diesel had outstanding stock options and warrants to purchase 5,571,500 shares of H2 Common Stock, which outstanding stock options and warrants are now options and warrants to purchase an equal number of shares of the Common Stock of the Company as a result of the Merger. The Company did not have any warrants or options to purchase shares of the Company Common Stock outstanding immediately prior to the closing of the Merger.

Pursuant to a Purchase and Repayment Agreement, dated October 20, 2006 between the Company and Joseph Hess, the former President and Chief Executive Officer of the Company, which was entered into in connection with the Merger, the Company paid an aggregate of $300,000 to Mr. Hess in consideration of the payment in full of all indebtedness owed by the Company to Mr. Hess in the amount of $215,945 and the sale to the Company of 29,075,000 shares of Company Common Stock, which shares were then cancelled at the closing of the Merger. Immediately following the closing of the Merger and pursuant to an Acquisition Agreement dated October 20, 2006, and as part of the consideration for the repurchase of Mr. Hess’ shares, the Company sold to Mr. Hess all of the capital stock of our subsidiary, Action Wireless, Inc., a Florida corporation, through which the Company conducted its historical wireless products reseller business, and Mr. Hess assumed and agreed to indemnify and hold the Company harmless from the historical and future liabilities of those operations. Giving effect to the cancellation of Mr. Hess’ shares, there were 1,101,250 shares of Company Common Stock outstanding before giving effect to the stock issuances in the Merger.

The Merger is being accounted for as a “reverse merger” (i.e., a recapitalization of H2Diesel), because the stockholders of H2Diesel now own a majority of the outstanding shares of Company Common Stock immediately following the Merger. H2Diesel is deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements are those of H2Diesel and are recorded at the historical cost basis of H2Diesel.

H2Diesel is an alternative fuel company. H2Diesel plans to produce, sell or sublicense to third parties for its manufacture and use, the Company’s proprietary Additive and/or the H2Diesel Bio-fuel pursuant to an exclusive license agreement entered into by the Company on March 20, 2006 (the “Master License”).

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $5,392,074 and negative cash flows from operating activities of $1,415,124 since Inception. The Company is obligated to pay $9.1 million in additional payments under the Master License, including $2.1 million during 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, H2Diesel, Inc., a company organized on February 28, 2006 (“Inception”). All intercompany accounts and transaction have been eliminated.

The Company has devoted most of its activities to establishing its business, including raising capital and, accordingly, the Company presents its consolidated financial statements as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s most significant estimate is the value of its Master License. Other significant estimates include the valuation of shares, warrants or options issued for services and the estimated useful life of the Master License used to calculate amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ significantly, especially as to the estimated value of its Master License from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of December 31, 2006, there were 5,671,500 shares of common stock equivalents including options (for 4,100,000 shares of common stock) and warrants (for 1,571,500 shares of common stock) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year. The Company mitigates this risk by placing cash at major financial institutions.

Costs Associated with Issuance of Stock

Costs directly associated with the sale of stock are charged to stockholders’ equity.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Share-Based Compensation

In accordance with SFAS 123R “Share-Based Payment”, the Company records compensation expense for all share-based payment awards made to employees based on estimated fair value.

Stock Issued for Non-Cash Consideration

Stock issued for services has been valued based on the estimated fair value of the shares at the time they were issued.

Accounting for Long-Lived Assets

The Company’s long-lived assets include the Master License. In accordance with SFAS 144, long-lived assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Master License

In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, the Company has capitalized its Master License and, with the assistance of a third party valuation expert, has estimated its useful life to be 13 years. The Company has not amortized any of the cost of its Master License as the Company has not produced any product. The value of the Master License was tested for impairment at December 31, 2006 in accordance with SFAS 144 with the assistance of the valuation expert.

Revenue Recognition

The Company records revenues pursuant to the Company’s Amended Sublicense Agreement (as defined below) based on the greater of minimum royalties or a royalty per gallon of product sold directly or indirectly by the Company’s licensee. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in the Amended Sublicense Agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to product sales. Minimum royalties are not due until the Company has met certain product specifications and other requirements of the sub-licensee. Accordingly, no revenue has been recorded for the period from Inception through December 31, 2006.

Research and Development

Research and development costs consist of ongoing testing of the technology and are expensed as incurred.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3 - INVESTMENT AGREEMENT, MANAGEMENT AGREEMENT AND SUBLICENSE AGREEMENT

Effective April 14, 2006, the Company entered into an Investment Agreement (the “Agreement”) with two institutional investors (the “Investors”) and Xethanol Corporation (“Xethanol”). The Agreement was amended on May 17, 2006, effective as of April 14, 2006 (the “Amended Agreement”).

On March 20, 2006, in exchange for gross proceeds of Two Million Dollars ($2,000,000) from the Investors, the Company issued to the Investors 3,250,000 shares of the Company’s common stock and stock options to purchase 2,000,000 shares of the Company’s common stock for $2.50 per share (the “Investor Option”). The Investor Option was exercisable up to 60 days after the Company provided notice of certain test results (the “Test Notice”) with respect to its technology (the “Exercise Period”). The Investor Option had a fair value of $15,463 based on the Black-Scholes option-pricing model.

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

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The fair value of these shares was $793,815, based on a share price of approximately $0.61. On April 14, 2006, the Investors exercised their respective Put Rights, and Xethanol purchased the Investors’ 3,250,000 shares of the Company’s common stock in exchange for 500,000 shares of Xethanol common stock. As of December 31, 2006, Xethanol owned 5,850,000 shares of the Company’s common stock which represented as of such date a 34% ownership interest in the Company.

On June 15, 2006 the Company sent the Test Notice and on August 15, 2006, the Company agreed to extend the Exercise Period to August 21, 2006. As of August 21, 2006, the Investor Option and the Xethanol Option expired.

In connection with the Agreement, Xethanol and the Company entered into a Management Agreement (the “Management Agreement”) and Sublicense Agreement, each of which is dated April 14, 2006. The Sublicense Agreement was amended and restated on June 15, 2006, effective April 14, 2006, in an Amended and Restated Sublicense Agreement (the “Amended Sublicense Agreement”).

Under the Management Agreement, Xethanol agreed to manage the business of the Company. The Company issued 1,300,000 shares of the Company’s common stock to Xethanol pursuant to the Amended Agreement as a non-refundable fee for its services under the Management Agreement. The shares have a fair value of $793,815, based on the Company’s estimate of the fair value of the services to be performed and were recorded as a deferred expense. On August 25, 2006, the Company notified Xethanol of the Company’s election to terminate the Management Agreement. As a result the Management Agreement terminated on September 25, 2006. Accordingly, the Company recorded the entire management fee expense of $793,815 as a charge to operations during 2006.

Under the Amended Sublicense Agreement, Xethanol was granted a ten year sublicense to produce and sell bio-fuel and other products (“Products”) incorporating the Additive and know how exclusively in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida and a non-exclusive license to sell those Products anywhere within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties.

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

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Minimum Sales Amount increases by 10,000,000 gallons for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If Xethanol does not meet the Minimum Sales Amount, or fails to pay the Royalty that would have been payable had they met the Minimum Sales Amount, in any 12-month period, its rights may become non-exclusive or the agreement may be subject to termination. The Amended Sublicense Agreement automatically renews for successive one-year periods provided there are no existing defaults at the time of renewal. As of March 26, 2007, the Trigger Date had not yet occurred and accordingly, no royalty income has been recorded by the Company pursuant to the Amended Sublicense Agreement.

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

Note 4  - MASTER LICENSE AGREEMENT AND NOTE PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into a Master License with Ferdinando Petrucci, the inventor of the Additive (“Licensor”), to obtain an exclusive license to make, use and sell the Product in the territory comprising North America, Central America and Caribbean as well as other regions that may be added by mutual agreement of the parties. The Company agreed to pay $11.0 million to the Licensor which was to be payable as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the seven years thereafter. The Company also has the right of first refusal for any other territories (other than Italy and Paraguay). The Company also had the option, to add South America, excluding Paraguay, to its licensed territories within six months after the Effective Date of the agreement for an additional $10 million which would be payable over a six year period. The Company also issued 893,750 shares of its common stock to the Licensor as additional compensation for the Master License. The Company recorded an intangible asset of $8,061,300 for the Master License. The Company recorded a payable for the $9.5 million of remaining payments under the Master License with a discount based on an imputed interest rate of 14%. The Company has recorded interest expense of $638,633 representing amortization of the discount for the period from Inception through December 31, 2006.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On September 11, 2006, the Master License Agreement was amended to extend to December 31, 2006 each of the following: (i) the due date of the $1.0 million payment that was due on September 20, 2006, (ii) the expiration of the option to add South America, excluding Paraguay, to the covered territory, and (iii) the deadline to file a registration statement with the SEC with respect to the Company’s securities, to December 31, 2006.

On December 13, 2006, the Master License Agreement, as amended, was further amended: (i) to require the Company to pay $400,000 of the $1,000,000 due on December 31, 2006 by December 15, 2006; and (ii) to require the Company to pay the remaining $600,000 previously due December 31, 2006 by July 31, 2007. In addition, the due date for the $1.5 million payment which was March 20, 2007 was extended to October 31, 2007. The Company made the required $400,000 payment on December 15, 2006. The table below reflects the remaining payments due, under the Master License Agreement, as of December 31, 2006.

The Following is a Schedule of future payment requirements of the Master License Agreement:

Years Ending December 31,	Amount Due

2007	$2,100,000
2008	1,000,000
2009	1,000,000
2010	1,000,000
20011	1,000,000
Thereafter	3,000,000
9,100,000
Unamortized discount	(2,845,815)
$6,254,185

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 5 - COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

On March 20, 2006, the Company completed a private placement of a total of 3,250,000 shares of common stock at a purchase price of approximately $0.61 per share (See Note 3).

On March 20, 2006, upon the Effective Date of the Master License, the Company issued an aggregate of 715,000 shares of the Company’s common stock to two consultants (one of whom is now the Company’s Chief Technology Officer) as compensation for their services rendered in introducing the inventor to the Company and their assistance in negotiating the terms of the Master License. The fair market value of the common stock issued to the consultants amounted to $436,598, based on a share price of approximately $0.61, and was recorded as consulting expense during the period from Inception through December 31, 2006.

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

On September 20, 2006, in consideration of strategic advisory services to be provided by an independent contractor to the Company, the Company issued 75,000 shares of the Company’s common stock. The fair market value of the common stock issued amounted to $45,750 based on a share price of approximately $0.61, and was recorded as consulting expense during the period from Inception through December 31, 2006.

On October 17, 2006, the Company completed the closing of a Private Placement of a total of 2,915,000 shares of common stock, inclusive of the shares issued upon conversion of a Note, at a purchase price of $1.00 per share (See Note 7).

Options

On April 1, 2006 (the “Grant Date”), the Company granted to its Chief Technology Officer, an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.75 per share, of which 100,000 shares vested on the Grant Date, 200,000 shares shall vest on the first anniversary of the Grant Date and 200,000 shares shall vest upon the second anniversary of the Grant Date. The option shall expire on the tenth anniversary of the Grant Date. None of these shares have been exercised as of December 31, 2006. The fair value of this option is $151,113 based on the Black-Scholes option pricing model.

On September 19, 2006, the option issued to the Company’s Chief Technology Officer was modified. The exercise price of the option to purchase 500,000 shares of the Company’s stock was decreased from $3.75 per share to $1.50 per share, the grant date was changed to September 19, 2006 and the expiration date was changed to September 19, 2016. All other terms of the option agreement remained the same. The fair value of the modified option is $195,743 based on the Black-Scholes option pricing model, and $97,871 of such amount was charged to operations for the period from Inception through December 31, 2006.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On September 15, 2006 the Company granted to Lee Rosen, a significant shareholder and Chairman of the Company, an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 as a result of the increased duties due to the termination of the former Management Agreement with Xethanol Corporation and the successful negotiations of the amendment to the Master License. The option vested immediately. The fair market value of the option is $785,863 based on the Black-Scholes option pricing model and was charged to operations for the period from Inception through December 31, 2006.

On October 18, 2006, the Company granted to David Gillespie upon becoming Chief Executive Officer an option to purchase 800,000 shares of the Company’s common stock at an exercise price of $1.50 per share, of which 200,000 vested immediately and the balance vest in three annual installments. In addition, the Company granted an option to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest in three equal annual installments beginning on December 31, 2007, subject to certain performance targets being achieved during the preceding annual period. The fair market value of the option is $570,689 based on the Black-Scholes option pricing model. $172,395 of such amount was charged to operations for the period from Inception through December 31, 2006.

On November 13, 2006, the Company granted to Phillip Pearce upon becoming a director an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.50 per share, of which 50,000 vested immediately and the balance vest in one year. The fair market value of the option is $663,492 based on the Black-Scholes option pricing model. $373,214 of such amount was charged to operations for the period from Inception through December 31, 2006.

The weighted average fair value of each option granted is estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: Expected life (in years) 5 to 10; Risk-free interest rates range from 4.61% to 4.91%; Volatility 100%; and Dividend yield 0%. Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to the fair market value at the date of the grant is $1.65 for the period from Inception to December 31, 2006.

A summary of the status of the Company’s options outstanding as of December 31, 2006 and the changes during the year ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at February 28, 2006	-	$-	-
Granted	4,100,000	$1.65	9.70
Options outstanding at December 31, 2006	4,100,000	$1.65	9.70
Vested and expected to vest - end of year	2,900,000	$1.71	9.66	$21,150,000

Options exercisable at December 31, 2006	1,850,000	$1.66	9.70	$13,575,000

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Options outstanding at December 31, 2006 have an exercise price of $1.50 to $7.50 per share. Options exercisable at December 31, 2006 does not include 1,200,000 performance based options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2006. This amount changes based upon changes in the fair market value of the Company’s stock. As of December 31, 2006 $786,444 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately 3 years.

Warrants

In April 2006, the Company issued a warrant to purchase 340,000 shares of the Company’s common stock at a weighted average exercise price of $1.80 per share, to an independent contractor of the Company for consulting services. None of these shares has been exercised as of December 31, 2006. The fair value of this warrant was $87,953 based on the Black-Scholes option pricing model.

During September 2006, the Company modified the exercise price of the warrant from $1.80 per share to $1.50 per share. Based on this modification, the fair value of the warrant, based on the Black-Scholes option pricing model is $95,460, which was charged to operations for the period from Inception through December 31, 2006.

On October 18, 2006, the Company issued 251,500 warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share as compensation for investment banking services associated with a private placement. The warrants have a fair value of $141,243 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock in the private placement.

On October 18, 2006, the Company issued warrants to purchase 400,000 shares of the Company’s common stock of which 200,000 have an exercise price of $2.00 per share and the remaining 200,000 have an exercise price of $3.00 per share to an independent contractor of the Company providing investor relations services. The fair value of this warrant was $184,633 based on the Black-Scholes option pricing model, which was charged to operations for the period from Inception through December 31, 2006.

On October 19, 2006, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share, to an independent contractor of the Company as part of an employee search fee rendered. None of these shares has been exercised as of December 31, 2006. The fair value of this warrant was $47,857 based on the Black-Scholes option pricing model, which was charged to operations for the period from Inception through December 31, 2006.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On October 19, 2006, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock of which 200,000 have an exercise price of $2.00 per share and the remaining 200,000 have an exercise price of $3.00 per share to an independent contractor of the Company providing financial public relations services. The fair value of this warrant was $184,633 based on the Black-Scholes option pricing model, which was charged to operations for the period from Inception through December 31, 2006.

The fair values of the warrants granted during 2006 were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective vesting periods. Significant assumptions used in the Black-Scholes model are; (i) Warrant life range of 6 months to 5 years, (ii) Risk-free interest rates range from 4.73% to 4.94%, (iii) Dividend yield of 0% and volatility rate of 100%. For the year ended December 31, 2006, net compensation expense related to warrants granted for services was $512,583.

A summary of stock warrants activity as of December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price

Warrants outstanding at February 28, 2006	-	$-
Warrants granted	5,571,500	$2.14
Warrants expired	(4,000,000)	$2.15
Warrants outstanding at December 31, 2006	1,571,500	$2.11
Exercisable at December 31, 2006	1,571,500	$2.11

The following table summarizes warrant information as of December 31, 2006.

Number of Warrants	Exercise Prices	Expiration Dates

340,000	$1.50	2009
251,500	$1.50	2011
400,000	$2.00	2009
100,000	$2.25	2011
80,000	$2.50	2011
400,000	$3.00	2009
1,571,500

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 6  - INCOME TAXES

As of December 31, 2006 the Company had an unused net operating loss carryforward approximating $1,125,000, which may be applied against future taxable income. The net operating loss carryforward expires in the year 2026. At December 31, 2006 the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

2006

Deferred tax asset	$1,125,000
Less: Valuation allowance	1,125,000
Net deferred tax asset	$-

As a result of the uncertainty that the net operating loss carryforward will be utilized in the foreseeable future, a 100% valuation allowance had been provided.

Note 7  - RELATED PARTY TRANSACTIONS

On June 30, 2006 the Company received a $50,000 loan from Xethanol, which bears interest at the prime rate. (See Note 3).

On April 14, 2006, the Company issued a total of 2,600,000 shares of the Company’s common stock to Xethanol (See Note 3).

For the period from Inception through December 31, 2006, Lee Rosen received $105,000 for management services.

On September 15, 2006, the Company granted to Lee Rosen an option to purchase 1,500,000 shares of the Company’s common stock (See Note 5).

Note 8  - PRIVATE PLACEMENT AND CONVERTIBLE PROMISSORY NOTE

On September 11, 2006, the Company issued a $765,000 Convertible Promissory Note (the “Note”) payable on demand and bearing interest on any overdue amount at 8% per annum. The Note was converted at the Company’s option into shares of the Company’s common stock upon the consummation of the Private Placement.

On October 17, 2006, the Company completed the closing of a Private Placement of a total of 2,915,000 shares of common stock, inclusive of the shares issued upon conversion of the Note, at a purchase price of $1.00 per share.

Costs associated with the investment amounted to $222,475 resulting in net proceeds of $2,692,525. The Company issued 251,500 warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share as compensation for investment banking services associated with raising the equity. The warrants have a fair value of $141,243 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Under the terms of the Private Placement, the Company entered into a Registration Rights Agreement dated October 17, 2006 with the purchasers of its common stock. Under the Registration Rights Agreement, the Company is required to file a “resale” registration statement with the SEC covering 2,915,000 shares of common stock issued in the Private Placement. The Company is obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until October 20, 2007 unless all securities registered under the registration statement have been sold or are otherwise able to be sold without restrictions. The Company also expects to include on such registration statement an additional 893,750 shares of common stock issued to the inventor of the Additive and certain shares issuable upon exercise of our outstanding warrants and options. The Company agreed to use its best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than April 20, 2007 (180 days after the closing of the Merger). Because the Company did not file the registration statement prior to November 20, 2006 (the “Filing Deadline”), the Company is required to issue additional shares of common stock to the purchasers in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline until the registration statement is filed up to a maximum of 6% of the shares sold in the Private Placement.

Index to Exhibits

Exhibit No.	Exhibit Description
2.1*	Agreement of Merger and Plan of Reorganization, dated as of October 17, 2006 among Wireless Holdings, Inc., Wireless Acquisition Holdings Corporation and H2Diesel, Inc.
2.2**	Purchase and Repayment Agreement dated as of October 20, 2006 between Wireless Holdings, Inc. and Joseph Hess.
2.3**	Acquisition Agreement dated as of October 20, 2006 between Wireless Holdings, Inc. and Joseph Hess.
2.4**	Indemnification Agreement dated as of October 20, 2006 between Wireless Holdings, Inc. and Joseph Hess.
3.1***	Articles of Amendment to Articles of Incorporation dated November 27, 2006.
4.1**	Form of Warrant.
10.1**	Exclusive License Agreement dated as of March 20, 2006 between H2Diesel, Inc. and Ferdinando Petrucci.
10.2**	Amendment dated September 11, 2006 to Exclusive License Agreement between H2Diesel, Inc. and Ferdinando Petrucci.
10.3****	Letter Agreement dated December 13, 2006, amending the License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci.
10.4**	Sublicense Agreement dated as of April 14, 2006 (as amended and restated on June 15, 2006) between H2Diesel, Inc. and Xethanol Corporation.
10.5**	Technology Access Agreement dated as of June 15, 2006 between H2Diesel, Inc. and Xethanol Corporation.
10.6**	Employment Agreement dated as of October 18, 2006 between David A. Gillespie and H2Diesel, Inc.
10.7**	Employment Agreement dated as of May 5, 2006 between Lee S. Rosen and H2Diesel, Inc.
10.8**	Amended and Restated Employment Agreement dated as of September 19, 2006, between Andrea Festuccia and H2Diesel, Inc.
10.9**	Form of Registration Rights Agreement.
10.10**	Registration Rights Agreement dated October 16, 2006 between H2Diesel, Inc. and Xethanol Corporation.
10.11**	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc.
10.12**	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc.
10.13**	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc.
10.14*****	Form of Independent Director Stock Option Agreement.
16.1**	Letter of Jewett, Schwartz & Associates dated as of October 26, 2006.
21.1	Subsidiaries of H2Diesel Holdings, Inc.
23.1	Independent Auditor Consent.
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
99.1**	Hess Resignation Letter dated as of October 20, 2006.
____________________

*  Incorporated by reference to the Current Report on Form 8-K of the company filed  October 18, 2006.
** Incorporated by reference to the Current Report on Form 8-K of the company filed  October 26, 2006.
*** Incorporated by reference to the Current Report on Form 8-K of the company filed  November 29,2006
**** Incorporated by reference to the Current Report on Form 8-K of the Company filed  December 15, 2006.
***** Incorporated by reference to the Current Report on Form 8-K of the Company filed  February 21, 2007.