Form 10QSB
period 2007-03-31
H2Diesel Holdings, Inc
filed 2007-05-15
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 000-50214

H2DIESEL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-0067474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11111 Katy Freeway, Suite 910
Houston, Texas 77079
(Address of principal executive offices)

(713) 973-5720
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2007: 17,091,250 shares of common stock outstanding, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes [ ]   No [x]

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of March 31, 2007 (Unaudited) and December 31, 2006.	1

	Consolidated statements of operations for the three months ended March 31, 2007 (Unaudited), for the period from February 28, 2006 (Inception) through March 31, 2006 (Unaudited), and for the period from February 28, 2006 (Inception) through March 31, 2007 (Unaudited)	2

	Consolidated statement of stockholders’ equity for the three months ended March 31, 2007 (Unaudited)	3

	Consolidated statements of cash flows for the three months ended March 31, 2007 (Unaudited), for the period from February 28, 2006 (Inception) through March 31, 2006 (Unaudited), and for the period from February 28, 2006 (Inception) through March 31, 2007 (Unaudited)	4

	Notes to consolidated financial statements	5-10

Item 2.	Plan of Operation	11-15

Item 3.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6.	Exhibits	16

Signatures		17

Exhibit Index		18

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$533,768	$1,031,923
Prepaid and deferred expenses	100,933	70,275
Total current assets	634,701	1,102,198

License agreement	8,061,300	8,061,300

TOTAL ASSETS	$8,696,001	$9,163,498

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

Accounts payable and accrued expenses	$335,393	$190,504
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $691,412 and $650,698)	2,408,588	1,449,302
Liability under registration rights agreement	1,128,105	-
Total current liabilities	3,922,086	1,689,806

License agreement payable
(net of unamortized discount of $1,960,720 and $2,195,117)	4,039,280	4,804,883
Total Liabilities	7,961,366	6,494,689

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized; 17,091,250 shares issued and outstanding	17,091	17,091
Additional paid-in-capital	7,080,436	8,043,792
Deficit accumulated during the development stage	(6,362,892)	(5,392,074)
Total stockholders' equity	734,635	2,668,809

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,696,001	$9,163,498

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended March 31, 2007	For the Period from February 28, 2006 (Inception) to March 31, 2006	For the Period from February 28, 2006 (Inception) to March 31, 2007

Operating expenses:
Research and development expenses	103,282	30,902	187,391
Merger expenses	-	-	340,000
General and administrative expenses	1,119,848	74,540	5,449,180
Total operating expenses	1,223,130	105,442	5,976,571

Net loss from operations	(1,223,130)	(105,442)	(5,976,571)

Interest expense	(193,683)	-	(832,316)

Gain on fair value adjustment	445,995	-	445,995

Net loss	$(970,818)	$(105,442)	$(6,362,892)

Basic and diluted net loss per share	$(0.06)	$(0.02)

Weighted average number of shares outstanding	17,091,250	4,226,573

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in-	Development
	Shares	Amount	Capital	Stage	Total

Balance at January 1, 2007	17,091,250	$17,091	$8,043,792	$(5,392,074)	$2,668,809

Cumulative effect of change in accounting principle	-	-	(1,574,100)	-	(1,574,100)
Compensation expense associated with options	-	-	610,744	-	610,744
Net loss for the three months ended March 31, 2007	-	-	-	(970,818)	(970,818)

Balance at March 31, 2007 (Unaudited)	17,091,250	$17,091	$7,080,436	$(6,362,892)	$734,635

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months ended March 31, 2007	For the Period from February 28, 2006(Inception) to March 31, 2006	For the Period from February 28, 2006(Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(970,818)	$(105,442)	$(6,362,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	193,683	-	832,316
Compensation expense associated with stock options	610,744	-	2,040,087
Issuance of common stock, options and warrants for
services rendered	-		1,788,745
Gain on fair value adjustment	(445,995)	-	(445,995)
Changes in operating assets and liabilities:
Prepaid and deferred expenses	(30,658)	(23,163)	(100,933)
Accounts payable and accrued expenses	144,889	97,845	335,393

Net cash used in operating activities	(498,155)	(30,760)	(1,913,279)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	-	(1,500,000)	(1,900,000)

Cash used in investing activities	-	(1,500,000)	(1,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offerings issuance of common stock, net of costs	-	1,776,698	3,531,493
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable-related party	-	-	50,000

Cash provided by financing activities	-	1,776,698	4,347,047

Net (decrease) increase in cash and cash equivalents	(498,155)	245,938	533,768
Cash and cash equivalents - beginning of period	1,031,923	-	-

Cash and cash equivalents - end of period	$533,768	$245,938	$533,768

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$-	$5,615,552	$5,615,552
License Agreement acquired in exchange for issuance of common stock	$-	$545,747	$545,747

The accompanying notes are an integral part of these consolidated financial statements.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

H2Diesel Holdings, Inc. (the “Company”) is a development stage company that, through our wholly owned subsidiary, H2Diesel Inc., a Delaware corporation (“H2Diesel”), holds an exclusive license for North America, Central America and the Caribbean to exploit proprietary technology (the “Technology”) to manufacture bio-fuel that is intended to be marketed as a new class of bio-fuel or fuel additive (the “Additive”) for power generation, heavy equipment, marine use and as heating fuel (the “H2Diesel Bio-fuel”).

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission on April 2, 2007.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 (unaudited) are not necessarily indicative of the results expected for the full year. The balance sheet presentation as of December 31, 2006 is derived from audited financial statements. Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s most significant estimate is the value of its exclusive license. Other significant estimates include the valuation of shares, warrants or options issued for services and the estimated useful life of the exclusive license used to calculate amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ significantly, especially as to the estimated value of its exclusive license from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. For the three months ended March 31, 2007 and for the period from February 28, 2006 (Inception) through March 31, 2006, there were 5,771,500 (including 4,200,000 options and 1,571,500 warrants) and 2,080,000 (warrants) shares of common stock equivalents, respectively, that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Positions (FSP) EITF 00-19-2 “Accounting for Registration Payment Arrangements”. Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, “Accounting for Contingencies.” The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. The Company implemented this FSP effective January 1, 2007 and recorded a $1,574,100 contingent liability.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Note 2  - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $6,362,892 and negative cash flows from operating activities of $1,913,279 since Inception. The Company is obligated to pay $9.1 million in additional payments under the exclusive license, including $2.1 million during 2007 and $1.0 million during March 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Note 3 - OPTIONS

The following table summarizes information about the stock options outstanding at March 31, 2007:

Weighted Average Exercise Price	$1.86
Expected Life	5 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	4.72%

A summary of the status of the Company’s options outstanding as of March 31, 2007 and the changes during the year ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	4,100,000	$1.65	9.45
Granted	100,000	$10.50	9.88
Options outstanding at March 31, 2007	4,200,000	$1.86	9.46
Vested and expected to vest - March 31, 2007	3,000,000	$2.00	9.42	$13,860,000

Options exercisable at March 31, 2007	1,900,000	$1.62	9.20	$8,910,000

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Options outstanding at March 31, 2007 have an exercise price of $1.50 to $10.50 per share. Options exercisable at March 31, 2007 do not include 1,200,000 performance based options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2007. This amount changes based upon changes in the fair market value of the Company’s stock. As of March 31, 2007 $1,015,817 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately 2 years and six months.

Note 4  - COMMITMENTS AND CONTINGENCIES

The Company entered into a Registration Rights Agreement dated October 17, 2006 with the purchasers of its common stock in the Company’s October 2006 private placement. Under the Registration Rights Agreement, the Company is required to file a “resale” registration statement with the SEC covering 2,915,000 shares of common stock issued in the Private Placement. The Company is obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until October 20, 2007 unless all securities registered under the registration statement have been sold or are otherwise able to be sold without restrictions. The Company agreed to use its best efforts to have the “resale” registration statement declared effective by the SEC as soon possible after the initial filing, but by no later than April 20, 2007 (180 days after the closing of the Merger). Because the Company did not file the registration statement prior to November 20, 2006 (the “Filing Deadline”), the Company is required to issue additional shares of common stock to the purchasers in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline until the registration statement is filed up to a maximum of 6% of the shares sold in the Private Placement.

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonably estimable. The Company recorded a $1,574,100 contingent liability at January 1, 2007 based on the Company’s stock price at that date. At March 31, 2007 the Company recorded a gain on fair value adjustment of $445,995 related to this liability as the Company’s stock price declined during this quarter.

Note 5 - SUBSEQUENT EVENTS

In April 2007, the Company entered into a one year consulting services agreement with eBarton LLC, a renewable energy finance and transaction structuring company (“eBarton”), to assist the Company in marketing its alternative bio-fuel to utilities and independent power producers in North America. The Company is obligated to pay to eBarton a monthly retainer fee of $5,000.   In addition, the Company entered into a stock option agreement with Kim Johnson, the President of eBarton, under which the Company granted to Ms. Johnson an option exercisable for up 1,500,000 shares of common stock at an exercise price of $6.00 per share. All of the options have a ten year term and expire in April 2012. The vesting of the options is performance based. Any unvested options expire in April 2010.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

On May 9, 2007, the Company, completed the offering (the “Offering”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) at price of $100.00 per share to persons who qualify as “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds from the offering were $2,795,000. The Preferred Stock is convertible at the election of the holders into shares of Common Stock, par value $.001 per share, of the Company (the “Common Stock”), at an initial conversion price of $4.00 per share. Each share of Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of Common Stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of Common Stock to be issued are not then registered under the registration rights agreement described below, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued. The Company may elect to pay any dividends in cash in lieu of issuing shares of Common Stock.

The Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of Common Stock. Upon any liquidation of the Company, the holders of the Preferred Stock will be entitled to be paid, prior to the Common Stock or any other securities that by their terms are junior to the Preferred Stock (collectively with the common stock, “Junior Securities”), the original issue price of the Preferred Stock plus all accrued and unpaid dividends (collectively, the “Liquidation Preference”). To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Preferred Stock. Any shares of Preferred Stock outstanding on the third anniversary of the Offering shall automatically convert into a number of shares of Common Stock determined by dividing the Liquidation Preference by the Conversion Price of the Preferred Stock then in effect.

Each investor in the Offering will also receive a warrant (the “Warrants” and together with the Preferred Stock, the “Securities”) exercisable for a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Preferred Stock purchased by such investor is initially convertible. The initial Exercise Price of the Warrants is $6.00 per share. At any time following the first anniversary of the Closing Date and provided that the shares of Common Stock issuable upon exercise of the Warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the Warrants may also be exercised by means of a “cashless exercise.”

Under the terms of the Offering, each investor has the option until the 30th day following the Closing of the Offering, to purchase a number of additional Securities up to each investor’s initial subscription, on the same terms as those for the Offering (the “Option”).

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

In connection with the Offering, the Company agreed to register the resale of the shares of Common Stock issuable (i) upon conversion of the Preferred Stock, (ii) as dividends on the Preferred Stock, and (iii) upon exercise of the Warrants (collectively, the “Registrable Shares”), all in accordance with a Registration Rights Agreement dated May 9, 2007 among the Company and each of the investors in the Offering (the “2007 Registration Rights Agreement”). Under the 2007 Registration Rights Agreement, the Company is required to file the “resale” registration statement with the SEC covering such shares on or before the 60th day following the closing of the Offering. The Company is obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until 13 months after the date of closing of the Offering, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided the Company complies with our reporting obligations. The Company agreed to use its best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than 210 days after the closing of the Offering. The Company may be required to issue additional shares of Company Common Stock to purchasers in the Offering, in an amount not to exceed 6.0% of the Registrable Shares if the Company fails to meet certain registration rights obligations.

In connection with the Offering, Empire Financial Group received a cash commission of $204,500, which represents 10% of the consideration paid by investors introduced by it in connection with the Offering, and also will receive a warrant exercisable for 34,083 shares of Common Stock. The number of shares of common stock issuable upon exercise of the warrant will be proportionately increased to reflect any exercises of the Option. The warrant is otherwise on terms substantially similar to the terms of the Warrants issued in the Offering.

The Company recently entered into a Letter of Intent with Twin Rivers Technologies, LP with respect to the potential development of the Company’s first production plant at Twin Rivers’ facility located in Quincy, MA. The Letter of Intent contemplates an exclusive period through August 31, 2007 during which Twin Rivers will negotiate with the Company regarding definitive agreements covering the siting, construction, operation and management of the Company’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin rivers from the facility. There can be no assurance that definitive agreements will be entered into.

On May 1, 2007, the Company entered into a Test Burn Agreement with Dynegy Oakland, LLC, a Delaware limited liability company and an affiliate of Dynegy Inc. (“Dynegy”) for the purpose of evaluating the Company’s proprietary biofuel technology in power generation applications. The Agreement requires the Company to supply our biofuel for a test program that will be performed at Dynegy’s Oakland Power Plant combustion turbine facility. The test program will include the evaluation of both technical and environmental performance characteristics of our biofuel. The agreement also requires the Company to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, provided that our aggregate obligation with respect to such expenses shall not exceed $150,000.   Dynegy is entitled to all revenue arising from sales of electricity generated during the testing. The parties have agreed to negotiate with respect to a mutually agreeable purchase agreement for our biofuel in the event testing is successful.

ITEM 2. PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report and under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2006. Important factors that may cause actual results to differ from projections include:

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

•	market acceptance of our bio-fuel;

•	unexpected costs and operating deficits, and lower than expected revenues; and

•	adverse results of any legal proceedings.

All statements, other than statements of historical facts, included in these offering materials or otherwise provided by us regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of their respective dates. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, these plans, intentions or expectations ay not be achieved.

As used in this report, the terms “company” “us,” and “our” refers to H2Diesel Holdings, Inc., a Florida corporation, and the term “H2Diesel” refers to H2Diesel, Inc., a Delaware corporation, our wholly owned subsidiary, unless the context requires otherwise.

Plan of Operations

We are a development stage company which to date has not generated any revenues. The operation and development of our business will require substantial additional capital during 2007 to fund, among other things, our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and the financing of future acquisitions and investments.

We have incurred a net loss of $6,362,892 and negative cash flows from operating activities of $1,913,279 since inception. As of May 11, 2007, we had approximately $2.7 million of available cash, and had approximately $175,000 of accounts payable. Based on our current plans and projected levels of expenditures, we expect this to last through September 2007. In addition, under the exclusive license we are required to make a $600,000 payment to the Inventor on or before July 31, 2007, $1.5 million on or before October 31, 2007, $1.0 million on or before March 20, 2008 and $6.0 million in additional payments over the following six years.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately-negotiated transactions with accredited investors. We are unlikely to be able to continue as a going concern unless we are able to obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include, among others, the ongoing development and testing of the Technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to then existing stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern unless we obtain additional financing. If such additional financing is not available our shareholders may lose their entire investment in our company.

In May 2007, we received approximately $2,500,000 in net proceeds from the sale of 27,950 shares of 8% Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”), at a price of $100 per share, to accredited investors in a Private Offering. Each investor will also receive a warrant exercisable for a number of shares of common stock, par value $0.001 per share, equal to 50% of the number of shares of common stock into which the Preferred Stock acquired by such investor is initially convertible. The Preferred Stock is initially convertible at a conversion price of $4.00 per share. The initial exercise price of each warrant is $6.00 per share. At any time after the first year after the closing date, the warrants can be exercised by means of a “cashless exercise”. Each share of Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum.

Dividends will be payable in shares of common stock at a fair market value equal to the amount of dividends due. The Company may elect to pay the dividends in cash in lieu of common stock. The Preferred Stock is convertible at the election of the holder any time into shares of Common Stock, and will automatically convert into common stock, if outstanding, on the third anniversary of the closing date of this transaction. The Preferred Stock is not redeemable.

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

Our need for additional financing raises substantial doubt about our ability to continue as a going concern. See Note 2 to our Consolidated Financial Statements.

We recently entered into a Letter of Intent with Twin Rivers Technologies, LP with respect to the potential development of H2Diesel’s first production plant at Twin Rivers’ facility located in Quincy, MA. The Letter of Intent contemplates an exclusive period through August 31, 2007 during which Twin Rivers will negotiate with H2Diesel regarding definitive agreements covering the siting, construction, operation and management of H2Diesel’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin Rivers from the facility.  There can be no assurance that definitive agreements will be entered into.

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

On May 1, 2007, we entered into a Test Burn Agreement with Dynegy Oakland, LLC, a Delaware limited liability company and an affiliate of Dynegy Inc. (“Dynegy”) for the purpose of evaluating our proprietary biofuel technology in power generation applications. The Agreement requires us to supply our biofuel for a test program that will be performed at Dynegy’s Oakland Power Plant combustion turbine facility. The test program will include the evaluation of both technical and environmental performance characteristics of our biofuel.   The agreement also requires us to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, provided that our aggregate obligation with respect to such expenses shall not exceed $150,000. Dynegy is entitled to all revenue arising from sales of electricity generated during the testing. The parties have agreed to negotiate with respect to a mutually agreeable purchase agreement for our biofuel in the event testing is successful.

In May 2007 Connie Lausten, P.E. joined H2Diesel as VP of Legislative and Regulatory Affairs. Ms. Lausten will be responsible for working with senior management to formulate and implement corporate regulatory and legislative affairs policies and leading interactions with regulatory bodies, governmental agencies, and trade groups. She will help identify grant and public/private partnership opportunities and work to advance H2Diesel’s strategic objectives.

We also recently entered into an agreement with eBartonLLC, a renewable energy finance and transaction structuring company, to assist H2Diesel in marketing its alternative bio-fuel to utilities and independent power producers in North America. See Note 5 to our Consolidated Financial Statements for additional disclosure regarding recent events with respect to our Company.

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

ITEM 3. CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS
The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Number	Description

4.1	Form of Preferred Stock Offering Warrant
10.1	Stock Option Agreement between Kim Johnson and the Company
10.2	Test Burn Agreement dated May 1, 2007 between Dynegy Oakland, LLC and the Company
10.3	Form of Registration Rights Agreement entered into among the Company and each of the Preferred Stock investors
31.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2007.

Date: May 15, 2007	By: /s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer
(Principal executive and principal financial officer of the Company)

EXHIBIT INDEX

Number	Description

4.1	Form of Preferred Stock Offering Warrant
10.1	Stock Option Agreement between Kim Johnson and the Company
10.2	Test Burn Agreement dated May 1, 2007 between Dynegy Oakland, LLC and the Company
10.3	Form of Registration Rights Agreement entered into among the Company and each of the Preferred Stock investors
31.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002