Form 10KSB/A
period 2006-12-31
H2Diesel Holdings, Inc
filed 2007-05-18
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-KSB/A

Amendment No. 1
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

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

Transitional Small Business Disclosure Format (Check one):     Yes ☐ No ☒.

H2DIESEL HOLDINGS, INC.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007, to amend and restate “Item 1. Description of Business - Governmental Regulations” and “Item 1. Description of Business - Risk Factors - Risks Related to Our Business” to clarify the disclosure pertaining to the availability of tax credits with respect to our bio-fuel. In addition, we are refiling Exhibit 31.1, as required by the filing of this amendment. This Amendment, together with the Annual Report on Form 10-KSB previously filed for the year ended December 31, 2006, constitutes our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

•	market acceptance of our bio-fuel;

•	unexpected costs and operating deficits, and lower than expected revenues;

•	adverse results of any legal proceedings; and

•	other specific risks referenced in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including those set forth under “Risk Factors” in such report.

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

Corporate Information

The address of our principal executive office is 11111 Katy Freeway, Suite 910, Houston, Texas, and our telephone number at that address is (713) 973-5720.

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

Although we are not entitled to any credits against excise taxes, we believe that mixing our bio-fuel with diesel or kerosene could result in an “alternative fuel mixture” as that term is used in the Code. If that were the case, we could be entitled to a payment form the Internal Revenue Service equal to $0.50 per gallon of alternative fuel used in such mixture that we produce, even though such fuel is not used in a motor vehicle or motorboat. Generally, the benefit of income tax credits, such as the biodiesel credits for which we are trying to qualify (which may be up to $1 per gallon), are reduced by the amount of any such payments received. As a result, a portion of any income tax credit for which we may qualify could be offset by the $0.50 per gallon payment for alternative fuel mixtures.

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

Although we are not entitled to any credits against excise taxes, we believe that mixing our bio-fuel with diesel or kerosene could result in an “alternative fuel mixture” as that term is used in the Code. If that were the case, we could be entitled to a payment from the Internal Revenue Service equal to $0.50 per gallon of alternative fuel used in such mixture that we produce, even though such fuel is not used in a motor vehicle or motorboat. Generally, the benefit of income tax credits, such as the biodiesel credits for which we are trying to qualify (which may be up to $1 per gallon), are reduced by the amount of any such payments received. As a result, a portion of any income tax credit for which we may qualify could be offset by the $0.50 per gallon payment for alternative fuel mixtures.

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

The price of bio-fuels is determined based on world demand, supply and other factors both with respect to bio-fuels (including bio-diesel) as well as conventional and other alternative fuels, all of which are beyond our control. World prices for bio-diesel fuel have fluctuated widely in recent years and we expect that prices will continue to fluctuate. Price fluctuations will have a significant impact upon our revenue, results of operations and on our general financial condition. Price fluctuations for bio-diesel and other fuel may also impact the investment market, and our ability to raise investor capital. Future decreases in the price of bio-diesel and competing fuels may have a material adverse effect on our financial condition and future results of operations. In addition, in the United States, demand for bio-fuels is affected by certain federal and state tax benefits. The applicability, reduction or repeal of such tax benefits could adversely affect our business. Moreover, the H2Diesel Bio-fuel may not be eligible for tax incentives provided to the bio-diesel industry. See “Because our fuel is not biodiesel, we are not eligible for the tax credit for biodiesel, agri-biodiesel and renewable diesel found in the Internal Revenue Code of 1986, as amended” on Page 12 above.

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

ITEM 13. EXHIBITS

The exhibits required to be filed as part of this Amendment No. 1 to Annual Report on Form 10-KSB/A are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H2Diesel Holdings, Inc

By: /s/ David A. Gillespie
David A. Gillespie President and Chief Executive Officer

Date: May 15, 2007

Index to Exhibits

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002