Form 10QSB
period 2007-06-30
H2Diesel Holdings, Inc
filed 2007-08-14
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 000-51903

H2DIESEL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-0067474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11111 Katy Freeway, Suite 910
Houston, Texas 77079
(Address of principal executive offices)

(713) 973-5720
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule-12b-2 of the Exchange Act.) Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2007: 17,266,150 shares of common stock outstanding, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes ☐   No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3

	Consolidated statements of operations for the three and six months ended June 30, 2007 (Unaudited), for the three months ended June 30, 2006 (Unaudited), for the period from February 28, 2006 (Inception) through June 30, 2006 and for the period from February 28, 2006 (Inception) through June 30, 2007 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the six months ended June 30, 2007 (Unaudited)	5

	Consolidated statements of cash flows for the six months ended June 30, 2007 (Unaudited), for the period from February 28, 2006 (Inception) through June 30, 2006 and for the period from February 28, 2006 (Inception) through June 30, 2007 (Unaudited)	6

	Notes to consolidated financial statements	7-13

Item 2.	Plan of Operation	14-17

Item 3.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6.	Exhibits	18

Signatures		19

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS

Current assets:
Cash	$3,779,186	$1,031,923
Prepaid and deferred expenses	45,000	70,275
Total current assets	3,824,186	1,102,198

License agreement	8,061,300	8,061,300
TOTAL ASSETS	$11,885,486	$9,163,498
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

Accounts payable and accrued expenses	$377,180	$190,504
Loan payable-related party	50,000	50,000
License agreement payable-current portion (net of unamortized discount of $495,577 and $650,698)	2,604,423	1,449,302
Liability under registration rights agreement	1,023,165	-
Total current liabilities	4,054,768	1,689,806

License agreement payable (net of unamortized discount of $1,960,720 and $2,195,117)	4,039,280	4,804,883
Total Liabilities	8,094,048	6,494,689
Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 42,550 shares issued and outstanding as of June 30, 2007	1,644,118	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,091,250 shares issued and outstanding	17,091	17,091
Additional paid-in-capital	12,235,903	8,043,792
Deficit accumulated during the development stage	(10,105,674)	(5,392,074)
Total stockholders' equity	3,791,438	2,668,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,885,486	$9,163,498

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Three Months ended June 30, 2007	For the Three Months ended June 30, 2006	For the Six Months ended June 30, 2007	For the Period from February 28, 2006(Inception) to June 30, 2006	For the Period from February 28, 2006(Inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses:
Research and development expenses	99,457	-	202,739	68,402	286,848
Merger expenses	-	-	-	-	340,000
General and administrative expenses	1,024,273	1,854,553	2,144,121	1,891,593	6,473,453
Total operating expenses	1,123,730	1,854,553	2,346,860	1,959,995	7,100,301
Net loss from operations	(1,123,730)	(1,854,553)	(2,346,860)	(1,959,995)	(7,100,301)
Interest income	7,429	-	7,429	-	7,429
Interest expense	(195,835)	(235,348)	(389,518)	(235,348)	(1,028,151)
Gain on fair value adjustment	104,940	-	550,935	-	550,935
Net loss	$(1,207,196)	$(2,089,901)	$(2,178,014)	$(2,195,343)	$(7,570,088)
Preferred dividends	(2,535,586)	-	(2,535,586)	-	(2,535,586)
Net loss available to common shareholders	$(3,742,782)	$(2,089,901)	$(4,713,600)	$(2,195,343)	$(10,105,674)
Basic and diluted net loss per share	$(0.22)	$(0.16)	$(0.28)	$(0.21)
Weighted average number of shares outstanding	17,091,250	13,000,000	17,091,250	10,472,326

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2007

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2006	17,091,250	$17,091	-	$-	$8,043,792	$(5,392,074)	$2,668,809

Cumulative effect of change in accounting principle	-	-	-	-	(1,574,100)	-	(1,574,100)
Compensation expense associated with options	-	-	-	-	1,065,530	-	1,065,530
Issuance of preferred stock in private offering	-	-	42,550	1,644,118		-	1,644,118
Issuance of warrants in private offering	-	-	-	-	2,610,882	-	2,610,882
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	2,496,150	(2,496,150)	-
Private placement costs	-	-	-	-	(406,351)	-	(406,351)
Dividends accrued on preferred stock	-	-	-	-	-	(39,436)	(39,436)
Net loss for the six months ended June 30, 2007	-	-	-	-	-	(2,178,014)	(2,178,014)
Balance at June 30, 2007 (Unaudited)	17,091,250	$17,091	42,550	$1,644,118	$12,235,903	$(10,105,674)	$3,791,438

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Six Months ended June 30, 2007	For the Period from February 28, 2006(Inception) to June 30, 2006	For the Period from February 28, 2006(Inception) to June 30, 2007
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,178,014)	$(2,195,343)	$(7,570,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	389,518	235,348	1,028,151
Compensation expense associated with stock options	1,065,530	45,334	2,494,873
Issuance of common stock, options and warrants for services rendered	-	1,527,238	1,788,745
Gain on fair value adjustment	(550,935)	-	(550,935)
Changes in operating assets and liabilities:
Prepaid and Deferred expenses	25,275	(85,127)	(45,000)
Accounts payable and accrued expenses	147,240	236,352	337,744
Net cash used in operating activities	(1,101,386)	(236,198)	(2,516,510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of License Agreement	-	(1,500,000)	(1,900,000)
Cash used in investing activities	-	(1,500,000)	(1,900,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offerings issuance of common stock, net of costs	-	1,745,765	3,531,493
Proceeds from private offerings issuance of preferred stock, net of costs	3,848,649	-	3,848,649
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable-related party	-	50,000	50,000
Cash provided by financing activities	3,848,649	1,795,765	8,195,696
Net increase in cash and cash equivalents	2,747,263	59,567	3,779,186
Cash and cash equivalents - beginning of period	1,031,923	-	-
Cash and cash equivalents - end of period	$3,779,186	$59,567	$3,779,186
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Payable for License Agreement (net of discount)	$-	$-	$5,615,552
License Agreement acquired in exchange for issuance of common stock	$-	$545,747	$545,747

The accompanying notes are an integral part of these consolidated financial statements.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Note 1 –  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

H2Diesel Holdings, Inc. (the “Company”) is a development stage company that, through its wholly owned subsidiary, H2Diesel Inc., a Delaware corporation (“H2Diesel”), holds an exclusive license for North America, Central America and the Caribbean to exploit proprietary technology (the “Technology”) to manufacture bio-fuel that is intended to be marketed as a new class of bio-fuel or fuel additive (the “Additive”) for power generation, heavy equipment, marine use and as heating fuel (the “H2Diesel Bio-fuel”).

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2007 (Unaudited) and the results of its operations for the three and six months ended June 30, 2007 (Unaudited), for the three months ended June 30, 2006, for the period from February 28, 2006 (Inception) through June 30, 2006 and for the period from February 28, 2006 (Inception) through June 30, 2007 and cash flows for the six months ended June 30, 2007 (Unaudited), for the period from February 28, 2006 (Inception) through June 30, 2006 and for the period from February 28, 2006 (Inception) through June 30, 2007. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated statement of operations and the consolidated statement of cash flows for the period from February 28, 2006 (Inception) to June 30, 2006 have been derived from the audited financial statements at June 30, 2006.

For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of June 30, 2007 and 2006, there were 8,107,625 and 4,920,000, respectively, shares of common stock equivalents including options (4,405,000 shares of common stock as of June 30, 2007 and 500,000 shares of common stock as of June 30, 2006) and warrants (3,702,625 shares of common stock as of June 30, 2007 and 4,420,000 shares of common stock as of June 30, 2006 ) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of June 30, 2007 there were 42,550 shares of convertible preferred stock, which are convertible into 1,063,750 shares of common stock, that were not included in the computation of EPS because to do so would have been antidilutive as well.

Recently Issued Accounting Standards

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

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Note 2  –  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $7,570,088 and negative cash flows from operating activities of $2,516,510 since Inception. The Company is obligated to pay $9.1 million in additional payments under the Master License, including $2.1 million during 2007, of which $0.6 million was paid during July 2007, and $1.0 million during March 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Note 3 –  OPTIONS

The following table summarizes information about the stock options outstanding at June 30, 2007:

Weighted Average Exercise Price	$2.05
Expected Life	5 - 10 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	4.54% - 4.72%

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s options outstanding as of June 30, 2007 and the changes during the year ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	4,100,000	$1.65	9.70
Granted	305,000	$7.48	6.40
Options outstanding at June 30, 2007	4,405,000	$2.05	9.00
Vested and expected to vest – June 30, 2007	3,100,000	$2.13	9.20	$12,180,000
Options exercisable at June 30, 2007	1,925,000	$1.95	9.22	$7,830,000

Options outstanding at June 30, 2007 have an exercise price of $1.50 to $10.50 per share. Options exercisable at June 30, 2007 do not include 1,305,000 performance based options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2007. This amount changes based upon changes in the fair market value of the Company’s stock. As of June 30, 2007 $1,101,649 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately 2 years and nine months.

Note 4  –  COMMITMENTS AND CONTINGENCIES

The Company entered into a Registration Rights Agreement dated October 17, 2006 with the purchasers of its common stock in the Company’s October 2006 private placement. Under the Registration Rights Agreement, the Company is required to file a “resale” registration statement with the SEC covering 2,915,000 shares of common stock issued in the Private Placement. The Company is obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until October 20, 2007 unless all securities registered under the registration statement have been sold or are otherwise able to be sold without restrictions. The Company agreed to use its best efforts to have the “resale” registration statement declared effective by the SEC as soon possible after the initial filing, but by no later than April 20, 2007 (180 days after the closing of the Merger). Because the Company did not file the registration statement prior to November 20, 2006 (the “Filing Deadline”), the Company was required to issue additional shares of common stock to the purchasers in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline until the registration statement is filed up to a maximum of 6% of the shares sold in the Private Placement. In July 2007, pursuant to this agreement, the Company issued 174,900 shares of common stock to the purchasers in the Private Placement. On July 6, 2007, the Company filed a registration statement with the SEC to register the shares held by non-affiliates issued in the October 2006 private placement, including the additional shares issued for exceeding the filing deadline.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. The Company recorded a $1,574,100 contingent liability at January 1, 2007 based on the Company’s stock price at that date. For the six months ended June 30, 2007 the Company recorded a gain on fair value adjustment of $550,935 related to this liability as the Company’s stock price declined during this period.

Note 5 –  PREFERRED STOCK SALE

On May 9, 2007, the Company completed the offering (the “Private Placement”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) at price of $100.00 per share to persons who qualify as “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds were $2,795,000. Under the terms of the Private Placement, each investor had the option to purchase a number of additional securities up to each individual investors initial subscription on the same terms as those of the Private Placement (the “Subscriber Option”). On June 8, 2007, we sold an additional 14,600 shares of Preferred Stock at price of $100.00 per share, in connection with exercises of the Subscriber Option. The gross proceeds were $1,460,000.

The Preferred Stock is convertible at the election of the holders into shares of Company common stock, par value $0.001 per share, of the Company (the “Common Stock”) at an initial conversion price of $4.00 per share. Each share of Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of Company common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreement described below, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued. The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock. For the period ended June 30, 2007 the Company accrued dividends of $39,435 which is included in accounts payable and accrued expenses.

The Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of Common Stock. Upon any liquidation of the Company, the holders of the Preferred Stock will be entitled to be paid, prior to the Common Stock or any other securities that by their terms are junior to the Preferred Stock (collectively with the common stock, “Junior Securities”), the original issue price of the Preferred Stock plus all accrued and unpaid dividends (collectively, the “Liquidation Preference”). To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Preferred Stock. Any shares of Preferred Stock outstanding on the third anniversary of the Private Placement shall automatically convert into a number of shares of Common Stock determined by dividing the Liquidation Preference by the Conversion Price of the Preferred Stock then in effect.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Each investor in the Private Placement also received a warrant exercisable for a number of shares of common stock equal to 50% of the number of shares of common stock into which the Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.00 per share. At any time following the first anniversary of the Closing Date and provided that the shares of Common Stock issuable upon exercise of the Warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the Warrants may also be exercised by means of a “cashless exercise.”

In connection with the Private Placement, we agreed to register the resale of the shares of Common Stock issuable (i) upon conversion of the Preferred Stock, (ii) as dividends on the Preferred Stock, and (iii) upon exercise of the Warrants (collectively, the “Registrable Shares”), all in accordance with a Registration Rights Agreement dated May 9, 2007 among the Company and each of the investors in the Private Placement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we were required to file the “resale” registration statement with the SEC covering such shares on or before the 60th day following the closing of the Private Placement. On July 6, 2007, the Company complied with this deadline by filing a registration statement with the SEC covering such shares. We are obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until 13 months after the date of closing of the Private Placement, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as promptly as practicable after the initial filing, but by no later than 210 days after the closing of the Private Placement. We may be required to issue additional shares of Company Common Stock to purchasers in the Private Placement, in an amount not to exceed 6.0% of the Registrable Shares if we fail to meet certain registration rights obligations.

The Preferred Stock is convertible into 1,063,750 shares of common stock, at the election of the holders, at an initial conversion price of $4.00 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a preferred stock dividend in the amount of $2,496,150 recorded during the six months ended June 30, 2007.

The Company is required to make quarterly dividend payments of 8% on the $4,255,000 that was raised from the sale of the Preferred Stock. Dividends are to be paid in shares of the Company’s common stock. For the period ended June 30, 2007, the Company recorded a preferred stock dividend expense of $39,436.

In connection with the Private Placement, Empire Financial Group received a cash commission of $345,500 which represents 10% of the consideration paid by investors introduced by it in connection with the Private Placement, and also will receive a warrant exercisable for 58,000 shares of Common Stock. The number of shares of common stock issuable upon exercise of the warrant will be proportionately increased to reflect any exercises of the Option. The warrant is otherwise on terms substantially similar to the terms of the Warrants issued in the Private Placement.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

Note 6 –  AGREEMENTS

In April 2007, the Company entered into a one year consulting services agreement with a marketing consultant. The marketing company is to provide test burn agreements and various other marketing services to the Company. The Company is obligated to pay a monthly retainer fee of $5,000. In addition, the Company entered into a stock option agreement for up 1,500,000 shares of common stock at an exercise price of $6.00 per share. All of the options have a five year term and expire in April 2012. The vesting of the options is performance based. Any unvested options expire in April 2010.

On March 27, 2007, the Company entered into a Letter of Intent with Twin Rivers Technologies, LP with respect to the potential development of the Company’s first production plant at Twin Rivers’ facility located in Quincy, MA. The Letter of Intent contemplates an exclusive period through August 31, 2007 during which Twin Rivers will negotiate with the Company regarding definitive agreements covering the siting, construction, operation and management of the Company’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin Rivers from the facility. There can be no assurance that definitive agreements will be entered into.

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

In April 2007, the Company entered into nine month agreements with two consultants to assist the Company with governmental affairs within the state of Florida, with respect to Company’s bio-fuels and tax incentive matters. In addition, the Company entered into stock option agreements for up to 31,000 shares of common stock at an exercise price of $6.25 per share. The options have a five year term and expire in April 2012. Of the 31,000 options, 50% vest at December 31, 2007 and the other 50% are performance based. Any unvested options expire in December 2008.

ITEM 2. PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report and under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2006. Important factors that may cause actual results to differ from projections include:

•	our lack of operating history;

•	our dependence on additional financing and our need to make payments under our license and to develop our business;

•	market acceptance of our bio-fuel;

•	our ability to establish production facilities for our bio-fuel and to generate revenues from sales of our bio-fuel;

•	our ability to enter into acceptable sublicensing agreements with respect to our technology and the ability of any sublicensee to successfully sell bio-fuel utilizing our licensed technology;

•	our ability to compete with petroleum fuels and alternative fuels; and

•	governmental regulation and oversight, including whether our fuel qualifies for tax credits and other governmental support.

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

Plan of Operation

Background

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

Our business strategy consists of developing two revenue streams: (a) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell our chemical additive and/or H2Diesel Bio-fuel using our proprietary technology and (b) the collection of royalties through sublicensing our proprietary technology.

Operational Plan

Depending upon the availability of cash and other resources, our operational plan for the next several months includes :

●  completing the test burn with Dynegy;
● conducting additional testing with independent producers or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;
● commencing operations at a pilot biofuel production facility and constructing another facility under our arrangements with Twin Rivers to supply our product initially for testing and eventually for the broader biofuel market;
●	developing a marketing plan for the power generation industry and a technology plan that complements the marketing plan;
● book firm purchase orders for our biofuel;
● entering into long term feedstock supply and transportation logistics agreements to supply our production facilities;
● continuing our research and development efforts;
● continuing our efforts to sublicense our technology;
● developing additional strategic relationships, attracting potential customers and sublicensees and obtaining the capital commitments necessary to engineer, construct and operate biofuel plants in our exclusive territory;
● continuing to pursue favorable tax incentives for our biofuel, particularly including our biofuel in the $1 per gallon credit afforded biodiesel and to have the benefit of such a change extend beyond the current expiration date of December 31, 2008; and
● recruiting additional key employees to expand the capabilities of our existing management team.

Financing Plan

We have incurred a net loss of $7,570,088 and negative cash flows from operating activities of $2,516,510 since inception. As of June 30, 2007, we had approximately $3.8 million of available cash, and had approximately $377,000 of accounts payable. We believe that we will need approximately $5 million to $10 million to implement our short term plan for growth in 2007.

We have several existing commitments for the expenditure of significant funds. Under the license agreement we are required to make several payments to the inventor, including a payment of $600,000 which was paid on July 31, 2007, $1.5 million on or before October 31, 2007 and $1.0 million annually over the following seven years, for future aggregate payments of $8.5 million. We have to pay various costs under our arrangements with Twin Rivers and will need to fund costs associated with the manufacture of bio-fuel at our pilot and any future production facilities. We also will incur costs to test our technology, continue research and development and sustain operations. In addition, under the sublicense with Xethanol, we have committed to provide Xethanol with additives.

We are unlikely to be able to continue our operations unless we can obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include, among others, the extent of development and testing of the technology needed before commercial operation, the nature and timing of licensing and sublicensing activities, costs of plant construction, sales expenses, hiring qualified management and employees, responding to competitive pressures and complying with regulatory requirements. If we are successful, the expansion of our business will require us to commit capital that substantially exceeds our current financial resources. Any needed financing may not be available on favorable terms, if at all.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately negotiated transactions with accredited investors.

Our most recent financing occurred in May and June 2007. We raised $4,255,000 in proceeds from the sale of shares of 8% Series A Cumulative Convertible Preferred Stock, initially convertible at a conversion price of $4.00 per share, and warrants with an initial exercise price of $6.00 per share.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expense. Management evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on assumptions believed to be reasonable under current facts and circumstances. The Company’s most significant estimate is the value of its Master License Agreement. Other significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

Off−Balance Sheet Arrangements

We do not have any off−balance sheet arrangement or commitment that will have a current effect on our financial condition, lead to changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description

10.1	Stock Option Agreement between Kim Johnson and the Company. (1)

10.2	Test Burn Agreement dated May 1, 2007 between Dynegy Oakland, LLC and the Company. (1)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Quarterly Report on Form 10-QSB of the Company filed May 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2007.

Date: August 14, 2007	By:	/s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer
(Principal executive and principal financial officer of the Company)