Form 10KSB/A
period 2006-12-31
H2Diesel Holdings, Inc
filed 2007-11-02
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-KSB/A

Amendment No. 2
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

H2DIESEL HOLDINGS, INC.

Explanatory Note

We are filing this amendment solely to amend the exhibit index to indicate that portions of Exhibit 10.1 (Exclusive License Agreement, dated March 20, 2006, between H2Diesel, Inc. and Fernando Petrucci) have been omitted pursuant to a request for confidential treatment. We are making this correction in response to a comment from the Securities and Exchange Commission (SEC) staff. This Amendment does not modify or update any of the financial statements or other disclosure presented in the originally filed Form 10-KSB.  The Form 10-KSB, as amended by this Amendment, continues to reflect the date of the original report, and we have not updated the disclosures to reflect any events that occurred subsequent to that date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H2Diesel Holdings, Inc

By:/s/ David A. Gillespie
David A. Gillespie President and Chief Executive Officer

Date: November 2, 2007

Index to Exhibits

Exhibit No.	Exhibit Description
2.1*	Agreement of Merger and Plan of Reorganization, dated as of October 17, 2006 among Wireless Holdings, Inc., Wireless Acquisition Holdings Corporation and H2Diesel, Inc.
2.2**	Purchase and Repayment Agreement dated as of October 20, 2006 between Wireless Holdings, Inc. and Joseph Hess.
2.3**	Acquisition Agreement dated as of October 20, 2006 between Wireless Holdings, Inc. and Joseph Hess.
2.4**	Indemnification Agreement dated as of October 20, 2006 between Wireless Holdings, Inc. and Joseph Hess.
3.1***	Articles of Amendment to Articles of Incorporation dated November 27, 2006.
4.1**	Form of Warrant.
10.1**	Exclusive License Agreement dated as of March 20, 2006 between H2Diesel, Inc. and Ferdinando Petrucci. (Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment)
10.2**	Amendment dated September 11, 2006 to Exclusive License Agreement between H2Diesel, Inc. and Ferdinando Petrucci.
10.3****	Letter Agreement dated December 13, 2006, amending the License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci.
10.4**	Sublicense Agreement dated as of April 14, 2006 (as amended and restated on June 15, 2006) between H2Diesel, Inc. and Xethanol Corporation.
10.5**	Technology Access Agreement dated as of June 15, 2006 between H2Diesel, Inc. and Xethanol Corporation.
10.6**	Employment Agreement dated as of October 18, 2006 between David A. Gillespie and H2Diesel, Inc.
10.7**	Employment Agreement dated as of May 5, 2006 between Lee S. Rosen and H2Diesel, Inc.
10.8**	Amended and Restated Employment Agreement dated as of September 19, 2006, between Andrea Festuccia and H2Diesel, Inc.
10.9**	Form of Registration Rights Agreement.
10.10**	Registration Rights Agreement dated October 16, 2006 between H2Diesel, Inc. and Xethanol Corporation.
10.11**	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc.
10.12**	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc.
10.13**	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc.
10.14*****	Form of Independent Director Stock Option Agreement.
16.1**	Letter of Jewett, Schwartz & Associates dated as of October 26, 2006.
21.1	Subsidiaries of H2Diesel Holdings, Inc.
23.1	Independent Auditor Consent.
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
99.1**	Hess Resignation Letter dated as of October 20, 2006.
____________________

*	Incorporated by reference to the Current Report on Form 8-K of the company filed October 18, 2006.
**	Incorporated by reference to the Current Report on Form 8-K of the company filed October 26, 2006.
***	Incorporated by reference to the Current Report on Form 8-K of the company filed November 29,2006
****	Incorporated by reference to the Current Report on Form 8-K of the Company filed December 15, 2006.
*****	Incorporated by reference to the Current Report on Form 8-K of the Company filed February 21, 2007.