Form 10QSB
period 2007-09-30
H2Diesel Holdings, Inc
filed 2007-11-14
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2007: 17,266,150 shares of common stock outstanding, $0.001 par value per share.

Transitional Small Business Disclosure Format. Yes ☐   No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Consolidated statements of operations for the three and nine months ended September 30, 2007 (Unaudited), for the three months ended September 30, 2006 (Unaudited), for the period from February 28, 2006 (Inception) through September 30, 2006 (Unaudited) and for the period from February 28, 2006 (Inception) through September 30, 2007 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the nine months ended September 30, 2007 (Unaudited)	5

	Consolidated statements of cash flows for the nine months ended September 30, 2007 (Unaudited), for the period from February 28, 2006 (Inception) through September 30, 2006 (Unaudited) and for the period from February 28, 2006 (Inception) through September 30, 2007 (Unaudited)	6

	Notes to consolidated financial statements	7-14

Item 2.	Plan of Operation	15-18

Item 3.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 5.	Other Events	19

Item 6.	Exhibits	20

Signatures		21

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current assets:
Cash	$2,192,069	$1,031,923
Prepaid and deferred expenses	23,750	70,275
Total current assets	2,215,819	1,102,198

License agreement	8,061,300	8,061,300

TOTAL ASSETS	$10,277,119	$9,163,498

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

Accounts payable and accrued expenses	$784,004	$190,504
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $299,910 and $650,698)	2,200,090	1,449,302
Accrued dividend on preferred stock	124,694	-
Total current liabilities	3,158,788	1,689,806

License agreement payable
(net of unamortized discount of $1,960,720 and $2,195,117)	4,039,280	4,804,883
Total Liabilities	7,198,068	6,494,689

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 42,550 shares issued and outstanding as of September 30, 2007	1,644,118	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,266,150 shares issued and outstanding	17,266	17,091
Additional paid-in-capital	14,064,576	8,043,792
Deficit accumulated during the development stage	(12,646,909)	(5,392,074)
Total stockholders' equity	3,079,051	2,668,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,277,119	$9,163,498

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Three Months ended September 30, 2007	For the Three Months ended September 30, 2006	For the Nine Months ended September 30, 2007	For the Period from February 28, 2006 (Inception) to September 30, 2006	For the Period from February 28, 2006 (Inception) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	217,060	67,632	419,799	136,034	503,908
Merger expenses	-	135,000	-	135,000	340,000
General and administrative expenses	2,151,344	1,691,062	4,295,465	3,582,655	8,624,797
Total operating expenses	2,368,404	1,893,694	4,715,264	3,853,689	9,468,705

Net loss from operations	(2,368,404)	(1,893,694)	(4,715,264)	(3,853,689)	(9,468,705)

Interest income	29,389	-	36,818	-	36,818

Interest expense	(195,667)	(212,274)	(585,185)	(447,622)	(1,223,818)

Gain on fair value adjustment	78,705	-	629,640	-	629,640

Net loss	$(2,455,977)	$(2,105,968)	$(4,633,991)	$(4,301,311)	$(10,026,065)

Preferred dividends	(85,259)	-	(2,620,844)	-	(2,620,844)

Net loss available to common shareholders	$(2,541,236)	$(2,105,968)	$(7,254,835)	$(4,301,311)	$(12,646,909)

Basic and diluted net loss per share	$(0.15)	$(0.16)	$(0.42)	$(0.37)

Weighted average number of shares outstanding	17,258,462	13,000,000	17,147,192	11,558,989

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2007

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2006	17,091,250	$17,091	-	$-	$8,043,792	$(5,392,074)	$2,668,809

Cumulative effect of change in accounting principle	-	-	-	-	(1,574,100)	-	(1,574,100)
Compensation expense associated with options	-	-	-	-	1,979,918	-	1,979,918
Issuance of common stock-Registration Rights agreement	174,900	175	-	-	944,285	-	944,460
Issuance of preferred stock in private offering	-	-	42,550	1,644,118	-	-	1,644,118
Issuance of warrants in private offering	-	-	-	-	2,610,882	-	2,610,882
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	2,496,150	(2,496,150)	-
Private placement costs	-	-	-	-	(436,351)	-	(436,351)
Dividends accrued on preferred stock	-	-	-	-	-	(124,694)	(124,694)
Net loss for the Nine months ended September 30, 2007	-	-	-	-	-	(4,633,991)	(4,633,991)

Balance at September 30, 2007 (Unaudited)	17,266,150	$17,266	42,550	$1,644,118	$14,064,576	$(12,646,909)	$3,079,051

The accompanying notes are an integral part of these consolidated financial statements.

H2DIESEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Nine Months ended September 30, 2007	For the Period from February 28, 2006 (Inception) to September 30, 2006	For the Period from February 28, 2006 (Inception) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,633,991)	$(4,301,311)	$(10,026,065)
Adjustments to reconcile net loss to net cash used in operating activities: Amortization of discount	585,185	447,622	1,223,818
Compensation expense associated with stock options	1,979,918	864,161	3,409,261
Compensation expense associated with accrued warrants	167,735	-	167,735
Issuance of common stock, options and warrants for services rendered	-	2,161,098	1,788,745
Gain on fair value adjustment	(629,640)	-	(629,640)

Changes in operating assets and liabilities:
Prepaid and Deferred expenses	46,525	(76,964)	(23,750)
Accounts payable and accrued expenses	425,765	312,281	616,269
Net cash used in operating activities	(2,058,503)	(593,113)	(3,473,627)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	(600,000)	(1,500,000)	(2,500,000)
Cash used in investing activities	(600,000)	(1,500,000)	(2,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of founders' shares	-	554	554
Proceeds from private offerings issuance of common stock, net of costs	-	1,745,211	3,531,493
Proceeds from private offerings issuance of preferred stock, net of costs	3,818,649	-	3,818,649
Proceeds from convertible note payable	-	765,000	765,000
Proceeds from loan payable-related party	-	50,000	50,000
Cash provided by financing activities	3,818,649	2,560,765	8,165,696
Net (decrease) increase in cash and cash equivalents	1,160,146	467,652	2,192,069
Cash and cash equivalents - beginning of period	1,031,923	-	-
Cash and cash equivalents - end of period	$2,192,069	$467,652	$2,192,069

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$-	$6,015,553	$5,015,553
License Agreement acquired in exchange for issuance of common stock	$-	$545,747	$545,747

The accompanying notes are an integral part of these consolidated financial statements.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

H2Diesel Holdings, Inc. (the “Company”) is a development stage company that, through its wholly owned subsidiary, H2Diesel Inc., a Delaware corporation (“H2Diesel”), holds an exclusive license for North America, Central America and the Caribbean to exploit proprietary technology (the “Technology”) to manufacture an alternative bio-fuel from vegetable oils and animal fats, referred to as H2Diesel bio-fuel that is intended to be marketed as a new class of bio-fuel or fuel additive (the “Additive”) for power generation, heavy equipment, marine use and as heating fuel.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2007 (Unaudited) and the results of its operations for the three and nine months ended September 30, 2007 (Unaudited), for the three months ended September 30, 2006 (Unaudited), for the period from February 28, 2006 (Inception) through September 30, 2006 (Unaudited) and for the period from February 28, 2006 (Inception) through September 30, 2007 (Unaudited) and cash flows for the nine months ended September 30, 2007 (Unaudited), for the period from February 28, 2006 (Inception) through September 30, 2006 (Unaudited) and for the period from February 28, 2006 (Inception) through September 30, 2007 (Unaudited). All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of September 30, 2007 and 2006, there were 9,307,625 and 2,420,000, respectively, shares of common stock equivalents including options (5,605,000 shares of common stock as of September 30, 2007 and 2,000,000 shares of common stock as of September 30, 2006), non employee options (1,531,000 shares of common stock as of September 30, 2007) and warrants (2,171,625 shares of common stock as of September 30, 2007 and 420,000 shares of common stock as of September 30, 2006 ) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of September 30, 2007 there were 42,550 shares of convertible preferred stock, which are convertible into 1,063,750 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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

Note 2  – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $10,026,065 and negative cash flows from operating activities of $3,473,627 since Inception. The Company is obligated to pay $8.5 million in additional payments under the Master License, including $2,000,000 on November 29, 2007 and $500,000 in February 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Note 3 – OPTIONS

The following table summarizes information about the stock options outstanding at September 30, 2007:

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Weighted Average Exercise Price	$2.90
Expected Life	5 - 10 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	4.21% - 4.72%

A summary of the status of the Company’s options outstanding as of September 30, 2007 and the changes during the year ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	4,100,000	$1.65	9.70
Granted	1,505,000	$6.30	9.16
Options outstanding at September 30, 2007	5,605,000	$2.90	9.00
Vested and expected to vest – September 30, 2007	3,475,000	$2.55	8.91	$13,746,250
Options exercisable at September 30, 2007	2,325,000	$2.26	8.96	$9,778,750

Options outstanding at September 30, 2007 have an exercise price of $1.50 to $10.50 per share. Options exercisable at September 30, 2007 do not include 1,905,000 performance based options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2007. This amount changes based upon changes in the fair market value of the Company’s stock. As of September 30, 2007 $1,611,443 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years and three months.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 4  – GAIN ON FAIR VALUE ADJUSTMENT

The Company entered into a Registration Rights Agreement dated October 17, 2006 with the purchasers of its common stock in the Company’s October 2006 private placement. Under the Registration Rights Agreement, the Company was required to file a “resale” registration statement with the SEC covering 2,915,000 shares of common stock issued in the Private Placement. The Company was obligated to maintain the effectiveness of the “resale” registration statement from the effective date through and until October 20, 2007 unless all securities registered under the registration statement have been sold or are otherwise able to be sold without restrictions. The Company agreed to use its best efforts to have the “resale” registration statement declared effective by the SEC as soon possible after the initial filing, but by no later than April 20, 2007 (180 days after the closing of the Merger). Because the Company did not file the registration statement prior to November 20, 2006 (the “Filing Deadline”), the Company was required to issue additional shares of common stock to the purchasers in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline until the registration statement is filed up to a maximum of 6% of the shares sold in the Private Placement. In July 2007, pursuant to this agreement, the Company issued 174,900 shares of common stock to the purchasers in the Private Placement. On July 6, 2007, the Company filed a registration statement with the SEC to register the shares held by non-affiliates issued in the October 2006 private placement, including the additional shares issued for exceeding the filing deadline. On October 16, 2007 the registration statement was declared effective by the SEC.

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. The Company recorded a $1,574,100 contingent liability at January 1, 2007 based on the Company’s stock price at that date. For the nine months ended September 30, 2007 the Company recorded a gain on fair value adjustment of $629,640 related to this liability as the Company’s stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

Note 5 – PREFERRED STOCK SALE

On May 9, 2007, the Company completed the offering (the “Private Placement”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) at price of $100.00 per share to persons who qualify as “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds were $2,795,000. Under the terms of the Private Placement, each investor had the option to purchase a number of additional securities up to each individual investors initial subscription on the same terms as those of the Private Placement. On June 8, 2007, we sold an additional 14,600 shares of Preferred Stock at price of $100.00 per share, in connection with exercises of the Subscriber Option. The gross proceeds were $1,460,000.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Preferred Stock is convertible at the election of the holders into shares of Company common stock, par value $0.001 per share, of the Company (the “Common Stock”) at an initial conversion price of $4.00 per share. Each share of Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of Company common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreement described below, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued. The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock. For the period ended September 30, 2007 the Company accrued dividends of $124,694 which is included in accounts payable and accrued expenses.

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

In connection with the Offering, we agreed to register the resale of the shares of Common Stock issuable (i) upon conversion of the Preferred Stock, (ii) as dividends on the Preferred Stock, and (iii) upon exercise of the Warrants (collectively, the “Registrable Shares”), all in accordance with a Registration Rights Agreement dated May 9, 2007 among the Company and each of the investors in the Offering (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we were required to file the “resale” registration statement with the SEC covering such shares on or before the 60th day following the closing of the Offering. On July 6, 2007, the Company complied with this deadline by filing a registration statement with the SEC covering such shares and on October 16, 2007 the registration statement was declared effective. We are obligated to maintain the effectiveness of the registration statement from the effective date through and until 13 months after the date of closing of the Offering, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations.

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

The Company is required to make quarterly dividend payments of 8% on the $4,255,000 that was raised from the sale of the Preferred Stock. Dividends are to be paid in shares of the Company’s common stock. For the period ended September 30, 2007, the Company accrued a preferred stock dividend of $124,694.

In connection with the Offering, Empire Financial Group or affiliated persons received a cash commission of $345,500 which represents 10% of the consideration paid by investors introduced by it in connection with the Private Placement, and warrants exercisable for 58,000 shares of Common Stock. The warrants are otherwise on terms substantially similar to the terms of the Warrants issued in the Offering.

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

On March 27, 2007, the Company entered into a Letter of Intent with Twin Rivers Technologies, LP with respect to the potential development of the Company’s first production plant at Twin Rivers’ facility located in Quincy, Massachusetts. The Letter of Intent contemplates an exclusive period, as extended, through December 31, 2007 during which Twin Rivers will negotiate with the Company regarding definitive agreements covering the siting, construction, operation and management of the Company’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin Rivers from the facility. There can be no assurance that definitive agreements will be entered into.

On May 1, 2007, the Company entered into a Test Burn Agreement with Dynegy Oakland, LLC, a Delaware limited liability company and an affiliate of Dynegy Inc. (“Dynegy”) to evaluate the Company’s proprietary biofuel technology in power generation applications. The Agreement required the Company to supply biofuel for a test program that was performed at Dynegy’s Oakland Power Plant combustion turbine facility in September, 2007. The test program included the evaluation of both technical and environmental performance characteristics of our biofuel. The agreement also required the Company to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, provided that the aggregate obligation with respect to such expenses shall not exceed $150,000. Dynegy is entitled to all revenue arising from sales of electricity generated during the testing. The parties have agreed to negotiate with respect to a mutually agreeable purchase agreement for the Company’s biofuel in the event the tests are deemed successful.

H2Diesel Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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

Note 7 – SUBSEQUENT EVENTS

On October 5, 2007, the Company entered into a Stock Purchase and Termination Agreement with Xethanol Corporation in which, subject to raising the requisite financing, the Company agreed to purchase 5,460,000 share of its common stock from Xethanol for an aggregate purchase price of $7,000,000. The shares subject to the agreement represent approximately 31.6% of the outstanding shares of the Company. Upon the repurchase of the shares, all of the existing agreements with Xethanol will be cancelled, and there will be no further commercial relationship between the parties. The existing agreements include the sublicense agreement and the technology access agreement. A letter agreement regarding registration rights would also be terminated and a $50,000 loan from Xethanol will also be deemed to be satisfied and cancelled. A mutual release by the parties of all claims also would be effective at closing. The closing of this agreement is contingent upon the Company raising a minimum of $10,000,000 of new financing. Subject to the satisfaction of the financing condition, the closing is to occur on or before November 23, 2007 or a later date as agreed to by the parties. The Company paid Xethanol a non-refundable deposit of $250,000, which will be deducted from the purchase price payable at closing.

On November 3, 2007, the Company entered into an amendment to the Exclusive License Agreement dated March 20, 2006. The agreement extended the October 31, 2007 payment of $1,500,000 until November 15, 2007. Additionally, the Company agreed to prepay $500,000 of the $1,000,000 that was due on March 20, 2008. Subsequently on November 9, 2007, the Company entered into a further amendment to the Exclusive License Agreement. The payment of $2,000,000 due on November 15, 2007 was extended to November 29, 2007. Additionally the remaining payment of $500,000 that was due on March 20, 2008 is now due February 20, 2008. The $1,000,000 payment due on March 20, 2009 is now due on February 20, 2009. Of the $1,000,000 payment due on March 20, 2010, $500,000 will be prepaid on February 20, 2010.

ITEM 2. PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report and under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Current Report on Form 8-K filed on October 18, 2007. Important factors that may cause actual results to differ from projections include:

•	our lack of operating history;

•	our dependence on additional financing and our need to make payments under our license and to develop our business;

•	our ability to gain market acceptance of our biofuel;

•	our ability to establish production facilities for our bio-fuel and to generate revenues from sales of our biofuel;

•	our ability to enter into acceptable sublicensing agreements with respect to our technology and the ability of any sublicensee to successfully sell bio-fuel utilizing our licensed technology;

•	our ability to compete with petroleum fuels and alternative fuels; and

•	governmental regulation and oversight, including whether our fuel qualifies for tax credits and other governmental support.

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

Plan of Operation

Background

We are a development stage company which to date has not generated any revenues. The operation and development of our business will require substantial additional capital during 2007 and the first quarter of 2008 to fund, among other things, our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and the financing of future acquisitions and investments.

Our business strategy consists of developing two revenue streams: (a) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell our chemical additive and/or H2Diesel Bio-fuel using our proprietary technology and (b) the collection of royalties through sublicensing our proprietary technology.

Operational Plan

Depending upon the availability of cash and other resources, our operational plan for the next several months includes :

•	completing additional test burns with Dynegy;

•	conducting additional testing with independent producers or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;

•
commencing operations at a pilot biofuel production facility and constructing another facility under our arrangements with Twin Rivers to supply our product initially for testing and eventually for the broader biofuel market;

•	developing a marketing plan for the power generation industry and a technology plan that complements the marketing plan;

•	booking firm purchase orders for our biofuel;

•	entering into long term feedstock supply and transportation logistics agreements to supply our production facilities;

•	continuing our research and development efforts;

•	continuing our efforts to sublicense our technology;

•
developing additional strategic relationships, attracting potential customers and sublicensees and obtaining the capital commitments necessary to engineer, construct and operate biofuel plants in our exclusive territory;

•
continuing to pursue favorable tax incentives for our biofuel, particularly including our biofuel in the $1 per gallon credit afforded biodiesel and to have the benefit of such a change extend beyond the current expiration date of December 31, 2008; and

•	recruiting additional key employees to expand the capabilities of our existing management team.

Financing Plan

We have incurred a net loss of $10,026,065 and negative cash flows from operating activities of $3,473,627 since inception. As of September 30, 2007, we had approximately $2.2 million of available cash, and had approximately $600,000 of accounts payable. We believe that we will need approximately $10 million to $20 million to implement our short term plan for growth for the remainder of 2007 and the first quarter of 2008.

We have several existing commitments for the expenditure of significant funds. Under the license agreement, as amended, we are required to make several payments to the inventor, including a $600,000 payment which was paid on July 31, 2007, a $2.0 million payment due on or before November 29, 2007, a $500,000 payment due on or before February 20, 2008 and $1.0 million annually over the following six years, for future aggregate payments of $8.5 million. We have to pay various costs under our arrangements with Twin Rivers and will need to fund costs associated with the manufacture of biofuel at our pilot and any future production facilities. We also will incur costs to test our technology, continue research and development and sustain operations. In addition, under the sublicense with Xethanol, we have committed to provide Xethanol with additives. Under the Stock Purchase and Termination Agreement with Xethanol, we made a non-refundable deposit of $250,000 which will be deducted from the purchase price payable at closing.

We are unlikely to be able to continue our operations unless we can obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include, among others, the extent of development and testing of the technology needed before commercial operation, the nature and timing of licensing and sublicensing activities, costs of plant construction, sales expenses, hiring qualified management and employees, responding to competitive pressures and complying with regulatory requirements. If we are successful, the expansion of our business will require us to commit capital that substantially exceeds our current financial resources. Any needed financing may not be available on favorable terms, if at all.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER EVENTS

Amendment No. 3 to the Exclusive License Agreement. On November 3, 2007, our wholly owned subsidiary, H2Diesel, Inc. (“H2Diesel”), entered into Amendment No. 3 to the Exclusive License Agreement, dated March 20, 2006 and as amended September 11, 2006 and December 13, 2006, between Ferdinando Petrucci and H2Diesel (as amended, the “License Agreement”), as follows:

•	The due date for the US$1,500,000 payment due October 31, 2007 was extended to November 15, 2007.

•
H2Diesel will pay Mr. Petrucci US$2,000,000 on or before November 15, 2007, with US$1,500,000 of such payment allocated to the payment formerly due on October 31, 2007 and US$500,000 of such payment allocated as a prepayment of the US$1,000,000 payment due on March 20, 2008.

Amendment No. 4 to the Exclusive License Agreement. On November 9, 2007, our wholly-owned subsidiary, H2Diesel, entered into Amendment No. 4 to the License Agreement as follows:

•	The due date for the US$2,000,000 payment due on or before November 15, 2007 was extended to November 29, 2007.

•	H2Diesel will pay Mr. Petrucci the remaining US$500,000 of the payment due on March 20, 2008 on February 20, 2008.

•	H2Diesel will pay Mr. Petrucci the US$1,000,000 payment, due in 2009, on February 20, 2009.

•	H2Diesel will pay Mr. Petrucci US$500,000 of the US$1,000,000 payment due in 2010 on February 20, 2010.

Amendment No. 1 to the Stock Purchase and Termination Agreement with Xethanol. On November 13, 2007, the Company and Xethanol agreed to extend the closing date from November 13, 2007 to November 23, 2007 under their Stock Purchase and Termination Agreement, dated October 5, 2007. Under the agreement, subject to obtaining the requisite financing, the Company agreed to purchase 5,460,000 share of its common stock from Xethanol for an aggregate purchase price of $7,000,000 or approximately $1.28 per share. The shares subject to the agreement represent approximately 30% of the outstanding shares of the Company. Upon the repurchase of the shares, all of the existing agreements and a $50,000 loan with Xethanol will be cancelled, and there will be no further commercial relationship between the parties. The closing of the agreement is contingent upon the Company raising a minimum of $10,000,000 of new financing. Upon signing, the Company paid Xethanol a non-refundable deposit of $250,000, which will be deducted from the purchase price payable at closing.

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1	Stock Purchase and Termination Agreement, dated October 5, 2007 between Xethanol Corporation and the Company. (1)

10.2	Amendment No. 1 dated November 13, 2007, to the Stock Purchase and Termination Agreement, dated October 5, 2007 between Xethanol Corporation and the Company.

10.3	Amendment No. 3, dated November 3, 2007, to the Exclusive License Agreement.

10.4	Amendment No. 4, dated November 9 2007, to the Exclusive License Agreement.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the company's current report on Form 8-K filed on October 10, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2007.

Date: November 14, 2007	By:	/s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer
(Principal executive and principal financial officer of the Company)