Form 10-K
period 2007-12-31
New Generation Biofuels Holdings, Inc
filed 2008-03-31
CIK 1268236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No.  000-50214

NEW GENERATION BIOFUELS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State of Incorporation)	(I.R.S. Employer Identification No.)

11111 Katy Freeway, Suite 910
Houston, Texas 77079
(Address of Principal Executive Offices, Including Zip Code)

(713) 973-5720
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.001 per share

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer  ☐ Accelerated filer

☐ Non-accelerated filer   ☑  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by nonaffiliates of the Registrant, as of June 30, 2007, was $40,423,500.

As of March 14, 2008, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 18,285,964.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Effective March 28, 2008, we changed our corporate name to New Generation Biofuels Holdings, Inc. and all future filings will be under our new name.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from anticipated results. Important factors that may cause actual results to differ from projections include without limitation:

•	our lack of operating history;

•	our dependence on additional financing;

•	our inability to generate revenues from sales of our biofuel and to establish production facilities;

•
our inability to enter into acceptable sublicensing agreements with respect to our technology or the inability of any sublicensee to successfully manufacture, market or sell biofuel utilizing our licensed technology;

•	our inability to compete effectively in the renewable fuels market;

•
governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our biofuel to be marketed as “bio-diesel,” or as a new class of biofuel;

•	market acceptance of our biofuel;

•	unexpected costs and operating deficits;

•	adverse results of any material legal proceedings; and

•	other specific risks set forth under the heading “Risk Factors” beginning on page 9 of this report.

All statements, that are not clearly historical in nature regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, plans and management objectives are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions generally are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements are based on information available at the time the statement was made. We undertake no obligation to update any forward-looking statements or other information contained in this report as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “company,” “us,” and “our” refer to New Generation Biofuels Holdings, Inc., a Florida corporation, unless the context requires otherwise.

ITEM 1. BUSINESS

Our Business

We are a development stage renewable fuels provider. We hold an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology to manufacture alternative biofuels from vegetable oils and animal fats that we intend to market as a new class of biofuel for power generation, heavy equipment use, marine use and as a heating fuel. We believe our proprietary biofuel can provide a cheaper, renewable alternative energy source with significantly lower emissions than traditional fuels.

Our near-term business strategy involves developing a revenue stream from direct sales of our biofuel produced at manufacturing plants that we may purchase or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program with a number of energy producers to validate our biofuel. We have completed a number of test burns and are scheduled to conduct more in the near future. In addition, we have placed into service our first biofuel production plant, a 3 million gallon per year pilot facility jointly developed with Twin Rivers Technologies, and have entered into negotiations with Twin Rivers regarding the formation of a joint venture to construct a full scale plant. We also have commenced the process of procuring raw materials for production of our biofuel but have not made any significant commitments or procurements at this point. As a second potential revenue stream, our business plan contemplates collecting royalties through sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our proposed facilities. We also are actively pursuing our eligibility and qualification for tax credits and other government incentives to strengthen the competitive position of our biofuel.

The operation and development of our business will require substantial additional capital during 2008 to fund, among other things, our operations, payments due under our exclusive license, the acquisition or development of manufacturing plants, research and development and the financing of future acquisitions and investments.

Recent Developments

Significant recent developments include the following:

•	Completed successful test burns with Dynegy and both parties have agreed to negotiate a mutually agreeable purchase agreement for our biofuel;

•	Entered into test burn agreements with Mirant Energy and FirstEnergy to evaluate our biofuel in power generation applications;

•	Launched vehicle test program with the City of Orlando, Florida to demonstrate our biofuel’s capability in fleet vehicles;

•	Launched a pilot production facility with Twin Rivers and are negotiating the formation of a joint venture to develop a full scale production plant;

•
Hired key executives, including a Chief Financial Officer, a Chief Marketing Officer and a Vice President of Global Sourcing and Supply Chain, to strengthen our management team and allow us to more effectively execute our business plan;

•	Changed our corporate name to “New Generation Biofuels Holdings, Inc.” to better reflect the nature of our operations and foster greater name recognition in the marketplace; and

•
Completed a private placement of 40,770 shares of our Series B Convertible Preferred Stock with a conversion price of $4.25 per share and warrants to purchase 239,823 shares of our common stock with an exercise price of $6.25 per share for a total of $4,077,000 in gross proceeds.

Our Proprietary Technology and Continuing Research and Development Efforts

We have licensed a proprietary technology that we are using to manufacture an alternative biofuel from vegetable oils and animal fats. We believe that our technology, as compared to current methods used in producing biodiesel fuel, is a substantially less complex process and thus offers important advantages. Conventional biodiesel is made utilizing a chemical reaction known as transesterification. In this process, vegetable oil reacts with an esterifying agent, usually an alcohol such as methanol or ethanol, to form two principal products: a methyl ester, which is the bio-diesel product, and glycerin. The reaction can be undertaken with or without a catalyst, typically with the input of additional energy. Our technology instead combines water with proprietary additives to produce a mixture. The mixture is then combined with a vegetable oil or animal fat feedstock to produce our biofuel. Our biofuel production process requires lower input of additional energy and produces no glycerin by-product that requires disposal. Compared to conventional biodiesel production methods, we believe that this proprietary technology is a substantially less complex and therefore less expensive process.

We did not invent our proprietary technology, but acquired the rights to the technology through an exclusive license agreement with the inventor of the technology, Ferdinando Petrucci, in March 2006. Under the license agreement, we have been granted a perpetual, exclusive license to make, use and exploit certain chemical additives for use in making biofuel and to related know-how. Our exclusive license extends to North America, Central America and the Caribbean, and we have a right of first offer for any other territories worldwide (other than Italy and Paraguay, which are reserved to the inventor). Under the license agreement, we are required to pay to Mr. Petrucci $850,000 upon the closing of our next financing that exceeds $850,000 and an additional $1.0 million per year over the next six years, for a total of $6,850,000 in remaining payments. To the extent we default on any of these payments or breach any other material provisions of our license, the inventor may be able to terminate the license agreement, which is our principal asset. The license agreement also provides that the inventor may terminate the license agreement if we suffer certain bankruptcy events.

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Milford, Connecticut. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. We spent $84,109 on research and development in 2006 and $779,341 in 2007.

Initial Sales Efforts

We are pursuing an active test burn program with a number of energy producers to validate our biofuel as an initial step in obtaining orders from potential customers. We also are pursuing opportunities to develop manufacturing plants to produce our biofuel.

We completed three successful test burns of our biofuel with Dynegy. In 2007, we conducted three successful test burns of our biofuel for power generation applications at an Oakland, California combustion turbine facility operated by Dynegy, a wholesale power generation provider. Results indicated that there were no shortfalls in engine output and nitrogen oxide emissions were significantly lower with our biofuel than when firing distillate fuel oil. In September 2007, we completed our first test burn by initially firing the turbines using distillate fuel oil, then switching to our biofuel. In November 2007, we completed the second test burn that focused on the capabilities of our hybrid formulation, which is designed for customer applications where a higher flash point product is required. In December 2007, we completed the third test burn, where we used a formulation made from recycled vegetable oil. As a result of these successful tests, both parties have agreed to negotiate in good faith toward a mutually agreeable purchase agreement for our biofuel although the agreement does not specify timing or quantity.

We signed a test burn agreement and conducted one of three test burns with Mirant Energy. In December 2007, we entered into a test burn agreement with Mirant Energy Trading to evaluate our proprietary biofuel in power generation applications. The test burn agreement requires us to supply our biofuel for a test program that will be performed by Mirant. The test program will include the evaluation of both technical and environmental performance characteristics of our biofuel. The test burn agreement also requires us to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, up to a maximum of $150,000. In February 2008, we conducted our first of three test burns at one of Mirant’s power generation facilities in Maryland. If the testing is successful, both parties intend to negotiate a mutually agreeable purchase agreement for our biofuel.

We launched vehicle test program with the City of Orlando, Florida. In November 2007, we entered into a vehicle test program with the City of Orlando, Florida to demonstrate the capabilities of our proprietary biofuel in fleet vehicle applications. The test program to be carried out over several months, will be conducted using a vehicle in the City’s truck fleet and will include a comprehensive series of performance and tailpipe emissions tests.

We signed a test burn agreement with FirstEnergy. In March 2008, we entered into a test burn agreement with FirstEnergy Corporation to evaluate our proprietary biofuel technology in power generation applications. Under the agreement, we and FirstEnergy contemplate conducting three full and partial load test burns that may consume approximately 30,000 gallons of our biofuel at FirstEnergy’s combustion turbine power plant in Lorain, Ohio. The tests will evaluate both the technical and environmental performance characteristics of the our biofuel. We will supply and deliver the biofuel to the testing site and are obligated to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, up to a maximum of $15,000. FirstEnergy is entitled to all revenue arising from sales of electricity generated during the testing. If the testing is successful, both parties intend to negotiate a mutually agreeable purchase agreement for our biofuel.

We launched pilot production facility with Twin Rivers and signed letter of intent to develop a full scale production plant. In August 2007, we placed into service our first biofuel production plant, a 3 million gallon per year pilot facility, jointly developed with Twin Rivers Technologies and co-located at Twin Rivers’ facility in Cincinnati, Ohio. We are leasing the equipment used at the plant but own all rights to the fuel produced at the facility. The facility will be used initially to manufacture fuel for our application testing program and then later for early commercial sales until a full-scale production plant is completed. In March 2007, we entered into a letter of intent with Twin Rivers Technologies to potentially develop a production plant at Twin Rivers’ facility located in Quincy, Massachusetts. The letter of intent contemplates a period during which we will negotiate with Twin Rivers regarding definitive agreements covering the siting, construction, operation and management of our proposed initial 25 million gallon per year production facility and covering the supply of vegetable oils and other commodity feedstocks and the off take of finished biofuel by Twin Rivers from the facility. We began discussions with Twin Rivers in the second half of 2007.

Raw Materials and Principal Suppliers

Our principal raw materials will be vegetable oils and animal fats. Due to the flexibility of our biofuel technology, we are able to utilize multiple raw materials without significant impact on product performance. This flexibility should help us in dealing with economic factors such as supply and demand imbalances and price volatility in the vegetable oil and other commodities markets.

We expect to source our raw materials through a variety of sources:

•	Well established domestic and global vegetable oils producers,
•	Well established animal fats producers and processors,
•	Commodity brokers,
•	Recycled oil collectors, and
•	Spot market suppliers.

Manufacturing Plans

In March 2007, we entered into a letter of intent with Twin Rivers Technologies to potentially develop a production plant at Twin Rivers’ facility located in Quincy, Massachusetts. The letter of intent contemplates a period during which we will negotiate with Twin Rivers regarding definitive agreements covering the siting, construction, operation and management of our proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished biofuel by Twin Rivers from the facility.

In August, we placed into service our first biofuel production plant, a 3 million gallon per year pilot facility, jointly developed with Twin Rivers and co-located at Twin Rivers’ facility in Cincinnati, Ohio. We are leasing the equipment used at the plant but own all rights to the fuel produced at the facility. The facility will be used initially to manufacture fuel for our application testing program and then later for early commercial sales until a full-scale production plant is completed.

We are continuing to explore additional ways of acquiring or constructing manufacturing facilities, including other joint ventures with third parties, including consumers of distillate fuel oil such as utilities and independent power producers, or direct ownership or leasing. The acquisition of manufacturing plants will require us to identify suitable facilities that can be cost-effectively modified for our needs, negotiate acceptable purchase or lease agreements and finance any such acquisitions and capital improvements. If we are taking approaches other than acquiring existing plants that already have government permits and other regulatory approvals (including environmental, zoning and construction permits), we may need to obtain such permits, which could cause delays and/or add significant costs.

Sublicensing

Business Strategy. Our exclusive license allows us to sublicense our proprietary technology in North America, Central America and the Caribbean, and our business plan contemplates, as a second potential revenue stream, the collection of royalties through sublicensing our proprietary technology. We expect to pursue sublicenses where it is more efficient for manufacturers to produce our biofuel at their own plants, rather than requiring production at our proposed facilities.

Xethanol Sublicense. We are still a party to a sublicense agreement with Xethanol, a renewable fuels company engaged in the production and sale of ethanol and its by-products, that we entered into in April 2006.  Under this agreement, we granted Xethanol a ten-year exclusive right, subject to certain retained rights of use, to make and sell our biofuel and other products using our proprietary chemical additives. The license is exclusive within the eastern United States and includes a non-exclusive right to sell certain other products anywhere in North America, Central America and the Caribbean.  We will be obligated to supply Xethanol with the proprietary additives for its production of products, including biofuel, at a purchase price equal to the lesser of our actual cost of the raw materials for the additives plus 10 percent or the lowest price charged to a third party that is not controlled by us. The sublicense agreement requires Xethanol to pay us a quarterly royalty per gallon of product sold directly or indirectly by or through Xethanol equal to the lesser of a fixed amount and the lowest royalty per gallon that we charge any other sublicensed third party not controlled by us. Xethanol is obligated to pay this royalty with respect to a minimum of 20 million gallons of fuel during the first 12 months following the date that we inform Xethanol that we are ready to accept orders for the additives and provide the necessary engineering specifications for a process plant to produce products, including biofuel, using the technology. Thereafter, the required minimum volume increases by 10 million gallons in each subsequent 12 month period during the term. If Xethanol fails to pay the minimum mandatory royalties during the first three years, we may terminate the sublicense or convert it to a non-exclusive basis. After the first three years, a failure to pay the minimum royalties results in the automatic conversion of the sublicense to a non-exclusive basis. The sublicense will automatically renew at the end of the initial 10 year term for successive one year terms, and the rate will adjust in accordance with the GNP Implicit Price Deflator, as defined in the agreement.

Concurrently with the sublicense, we also entered into a Technology Access Agreement with Xethanol which provides Xethanol access to the formula and know how to manufacture the additives if we suffer certain bankruptcy events or are involved in a change of control in which the acquiring entity is a competitor of Xethanol.

In October 2007, we entered into a stock purchase and termination agreement with Xethanol in which we agreed, subject to raising the requisite financing, to purchase from Xethanol 5,460,000 shares of our common stock, and upon the repurchase of the shares, to cancel all existing agreements with Xethanol and to terminate any further commercial relationship between the parties. We did not raise the necessary funds and ultimately Xethanol terminated the agreement, effective January 17, 2008.

Competition

We compete with petroleum-based fuels and with other alternative fuels like ethanol and biodiesel in our potential markets. Currently, the cost of producing most alternative fuels forces manufacturers to operate at a significant competitive disadvantage compared to petroleum-based fuels. Producers of alternative fuels generally depend upon government support, including tax credits and various incentives and upon the willingness of customers to pay a premium for cleaner burning, renewable non-petroleum fuels.

Within the alternative fuels market, the manufacture, marketing and sale of biofuels and other alternative fuels is highly competitive and highly fragmented. According to the National Bio-diesel Board (NBB), as of January 31, 2007, there were at least 105 companies that were engaged in developing, manufacturing and marketing bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. Such competition could be intense and could drive up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Additionally, new companies are constantly entering the market. This growth and fragmentation could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in recruiting and retaining qualified employees and in fuel manufacturing and marketing, which may give them a competitive advantage.

Tax Credits and Other Government Support

Since our fuel and other alternative and renewable fuels generally cost more to produce per unit of energy than petroleum-based fuels or coal, we and other producers of alternative fuels will be dependent upon government support to make our fuels cost competitive. This support generally takes the form of tax credits, payments or other incentives or mandates.

We are not currently eligible for the $1 per gallon credit under the tax code for certain types of biodiesel including agri-biodiesel and renewable diesel. We believe that the cost of producing our biofuel will be significantly lower than the cost of producing biodiesel using conventional technologies. However, to the extent larger tax credits are available to producers of certain types of biodiesel but are not available to our biofuel, this cost advantage may be reduced or even eliminated.

50 cent per gallon “alternative fuel” tax credit. Our biofuel meets the tax code definition of “alternative fuel” eligible under the tax code for a 50 cent per gallon credit when mixed with diesel, kerosene or other taxable fuel and sold at the retail level. This tax credit for alternative fuel mixtures will expire on September 30, 2009, unless extended by Congress. In order to position ourselves for tax credit qualification, we obtained the necessary registration from the Internal Revenue Service. Entry, sale or removal of our biofuel could be subject to federal excise taxes, but under current IRS regulations, we may not be subject to this excise tax unless and until our biofuel is sold for certain transportation uses.

$1 per gallon tax credit for “agri-biodiesel” and “renewable diesel.” We are not currently eligible for the $1 per gallon federal tax credit currently afforded “agri-biodiesel and “renewable diesel.” We recently commenced an effort to change the tax code definitions to include our biofuel.  A bill passed recently by the U.S. House of Representatives would amend tax code definitions in a way that we believe would help us achieve this goal. Despite this progress, however, we anticipate that this effort will likely be subject to numerous obstacles. The current tax code credits for certain types of biodiesel, including agri-biodiesel and renewable diesel, will expire on December 31, 2008, unless the US Congress extends these credits. Congressional action extending the credits may provide an opportunity to amend the tax code definitions such that our fuel would be eligible for the credits.

Intellectual Property

We rely on our contractual exclusivity in North America, Central America and the Caribbean under our license and on a combination of know-how and trade secret rights and potential patent rights to establish and protect our rights in our technology. In April 2006, we filed a U.S. provisional patent application on behalf of the inventor and directed to the technology covered by our license. In April 2007, we filed a U.S. nonprovisional patent application and foreign patent applications for the technology.  Until patent protection is granted, we must rely on trade secret protection, which requires reasonable steps to preserve secrecy. Therefore, we require that our personnel, contractors and sublicensees not disclose the trade secrets and confidential information pertaining to the technology. In addition, trade secret protection does not provide any barrier to a third party “reverse engineering” fuel made with the technology, to the extent that the technology is readily ascertainable by proper means. Neither the patent, if it issues, or trade secret protection will preclude third parties from asserting that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights.

Government Regulations

Environmental Regulations. Our business is subject to environmental risks and hazards and we are subject to environmental regulation implemented and/or imposed by a variety of international conventions as well as federal, state, provincial, and municipal laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with biofuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and decommissioned in such a way that satisfies applicable regulatory authorities. Environmental permitting of biofuel manufacturing facilities varies with the characteristics of individual plants. Our biofuel is manufactured using a process that is believed to yield little, if any wastes, emissions or discharges.

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

Clean Air Act. We intend to market our biofuel as a new class of biofuel for power generation, heavy equipment, marine use and as heating fuel. In order to be legally marketable as a fuel for on-road motor applications, our biofuel must be registered with the Environmental Protection Agency and comply with EPA’s rigorous emissions, durability, and health effects regulations promulgated to implement Section 211 of the Clean Air Act. Under these regulations, a company registering a fuel must conduct extensive testing on a variety of in-use motor vehicle engines. We are preparing to seek EPA approval under Section 211 for our fuel to be used on on-road motor vehicle applications.

Section 211 of the Clean Air Act generally does not apply to using our biofuel in a stationary source, such as utility power generation applications or institution/commercial heating fuel, or in certain marine applications. There may, however, be Federal or State requirements applicable to emissions from individual furnaces, boilers, and similar equipment. As a practical matter, market acceptance of our biofuel may be limited until we can demonstrate that (i) our biofuel is comparable to conventional fuels from an energy content and emissions perspective as well as handling and storage perspectives, and (ii) that our biofuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have only demonstrated the foregoing in commercially available systems~~.~~ on a very limited basis.  In addition, certain initial testing indicated that our biofuel may require further development so that its viscosity is more stable under certain temperature conditions.

We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

Corporate History

H2Diesel, Inc. commenced business in February 2006 when Lee S. Rosen, now our Chairman, formed H2Diesel to acquire the exclusive license rights to make, use and commercialize the proprietary technology used in manufacturing biofuel.

On October 20, 2006, we, formerly named Wireless Holdings, Inc., acquired H2Diesel, Inc. in a reverse merger transaction, referred to as the merger. As a result of the merger, the former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock, and we ceased being a “shell company” as defined in Rule 12b−2 under the Securities and Exchange Act of 1934. In connection with the merger, we assumed all of H2Diesel’s obligations under its outstanding stock options and warrants to purchase 5,571,500 shares of its common stock.  Following the merger, we changed the name of our company to “H2Diesel Holdings, Inc.”, and our trading symbol on the OTC Bulletin Board was changed to “HTWO.OB”.

In connection with the merger, we repurchased and retired 29,075,000 shares of our common stock from Joseph Hess, the former chief executive officer of Wireless Holdings. As part of the consideration to repurchase Mr. Hess’ shares, we sold to Mr. Hess all of the capital stock of our former subsidiary, Action Wireless, through which we conducted the historical wireless products reseller business which preceded our current business, and we paid $300,000 to Mr. Hess, which included repayment of $215,945 in debt owed by the Company to Mr. Hess.  Giving effect to the cancellation of Mr. Hess’ shares, there were 1,101,250 shares of Company common stock outstanding before giving effect to the stock issued in the reverse merger.

Shortly before the closing of the merger, H2Diesel completed a private offering in October 2006 to accredited investors of 2,915,000 shares of its common stock, and received gross proceeds of $2,915,000.  We subsequently issued an additional 174,900 shares of common stock to the investors in the October 2006 offering because we did not file a registration statement for the shares prior to a filing deadline in the registration rights agreement.

After the closing of the merger, we had outstanding 17,091,250 shares of common stock and warrants and options to purchase 5,571,500 shares of common stock.

Employees

We have seven employees, all of whom are full time executives. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Other Information

We have changed our corporate name to “New Generation Biofuels Holdings, Inc.” Our board of directors and management believe that the new name better reflects the nature of our operations and will foster greater name recognition in the marketplace

News and information about New Generation Biofuels will be available on our website, www.newgenerationbiofuel.com. In addition to news and other information about our company, we will provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission.

We will also provide access on our website to our Code of Business Conduct and Ethics, the charters of our Audit, Compensation, Nominating Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Houston headquarters at 11111 Katy Freeway, Suite 109, Houston, TX 77079, Attn: Corporate Secretary. In addition, we intend to disclose on our website any changes to, or waivers for executive officers from, our Code of Business Conduct and Ethics.

ITEM 1A. Risk factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our common stock.

Risks Related to Our Business

We are a development stage company with a limited operating history, which makes us a speculative investment.

We are a development stage company that seeks to take advantage of our exclusive licensing rights to proprietary technology to manufacture biofuel that we acquired in early 2006. Since then, we have been engaged in organizational activities, including developing a strategic operating plan and entering into contracts with strategic partners and potential customers. We currently have seven employees, consisting of our seven executives. Other than limited testing activities with respect to our biofuel and the recent opening of a pilot production facility, we have not conducted any operations and have not generated any revenues. Accordingly, we have limited relevant operating history upon which you can evaluate our performance and prospects. You should consider our prospects in light of the inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets such as the renewable fuels industry. Such risks include technology risks, capital requirements, risk of the market not accepting our products, failure to establish business relationships, competitive disadvantages against larger and more established companies and regulatory matters.

We will need additional financing for our business plan.

As of December 31, 2007, we have incurred a net loss of $14 million and negative cash flows from operating activities of $5.4 million since inception. As of December 31, 2007, we had approximately $1.6 million of available cash and approximately $635,000 of accounts payable and accrued expenses. In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $850,000 upon the completion of our next round of financing that exceeds $850,000 and an additional $1.0 million per year over the next six years.  We have financed our operations to date primarily through the sale of our common stock, preferred stock and warrants in privately-negotiated transactions with accredited investors, including a recently-completed offering of Series B preferred stock and warrants. Although we believe have sufficient capital to fund our budget for the remainder of the year, we will need additional financing after that time to pursue our business plan, and we expect to seek additional capital to be able to increase our expenditures above our existing budget. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include the ongoing development and testing of our proprietary technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and available financing. Because of our continuing need to raise additional capital, we are likely to seek additional financing on an opportunistic basis whenever we believe there is a suitable opportunity to do so. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to existing shareholders.  If additional financing is not available when needed, you may lose your entire investment in our company.

If we cannot make the required payments under our license agreement for our proprietary technology, the inventor may be able to terminate the agreement, which could preclude us from selling our biofuel.

We have substantial near-term obligations under the license agreement with the inventor of our proprietary technology. Specifically, as of March 27, 2008, we are required to pay Mr. Petrucci $850,000 upon the closing of our next financing that exceeds $850,000 and an additional $1.0 million in cash per year for the next six years, for a total of $6,850,000 in remaining payments. To the extent we default on any of these payments or breach any other material provisions of our license, the inventor could terminate the agreement, which is our principal asset. The license agreement also provides that the inventor may terminate the agreement if an insolvency or bankruptcy petition is filed against us and is not dismissed within 90 days.

Our ability to produce and distribute commercially viable biofuel is unproven, and until we can prove our technology, we likely will not be able to generate or sustain revenues.

While producing biofuel from vegetable oils or animal fats is not a new technology, the technologies we are pursuing for our biofuel production have never been utilized on a commercial basis. The biofuel, while intended as a new class of biofuel for power generation, heavy equipment, marine use and as a heating fuel, may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to our technology have been performed in a limited scale environment, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis.

In 2007, we completed three successful test burns at a Dynegy power generation facility and in 2008 we completed one successful test burn at a Mirant Energy power generation facility. However, others may need to replicate these successes before our biofuel becomes commercially acceptable. We have never utilized our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Our technology may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, our technology and our biofuel may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

We likely will not be able to generate significant revenues until we can successfully operate manufacturing facilities and commence commercial sales.

We have not generated any revenues, and we do not expect to generate any material revenues until after we or any sublicensees have successfully operated biofuel manufacturing plants and commenced commercial sales, which we do not currently anticipate to occur until at least the middle of 2008. We recently announced that we placed into service our first biofuel production plant, a 3 million gallon per year pilot facility, jointly developed with Twin Rivers, and we have previously disclosed that we are working on a 25 million gallon per year facility with Twin Rivers. Revenue generation likely would be delayed by any of the following:

•	delays in demonstrating the technological advantages or commercial viability of our proposed products,
•	adverse changes in our strategic relationships such as that with Twin Rivers,
•	problems with the pilot or subsequent production plants, including technical, staffing, permitting or other operational issues,
•	inability to interest early adopter customers in our products, and

•	inability to obtain cost effective supplies of vegetable oil and feedstocks.

Any planned manufacturing plants may not achieve projected capacity or efficiency, and we may not be able to sell the biofuel generated at these plants at a price that will cover our costs. Potential customers may require lengthy or complex trials or long sampling periods before committing to significant orders for our products.

We may not be able to generate revenues from sublicensing our technology.

Our exclusive perpetual license allows us to sublicense our proprietary technology in North America, Central America and the Caribbean, and our business plan includes, as a second potential revenue stream, the collection of royalties through sublicensing our proprietary technology. To date, we do not have any revenues from sublicenses and have only entered into one sublicense, with Xethanol, that we considered terminating in 2007. There can be no assurance that Xethanol will be able to perform its obligations under the sublicense. We likely will need to prove the viability of our technology before we can obtain any additional sublicense agreements, and we cannot assure you that we will be able to do so. Companies to which we grant sublicenses may not be able to produce, market and sell enough biofuel to pay us royalty fees or they may default on the payment of royalties. We may not be able to achieve profitable operations from collecting royalties from the sublicensing of our proprietary technology.

The strategic relationships upon which we may rely are subject to change.

Our ability to successfully test our technology, to develop and operate manufacturing plants and to identify and enter into commercial arrangements with customers or sublicensees will depend on developing and maintaining close working relationships with industry participants. These relationships will need to change and evolve over time, as we enter different phases of development. Our strategic relationships most often are not yet reflected in definitive agreements, or the agreements we have do not cover all aspects of the relationship. Our success in this area also will depend on our ability to select and evaluate new strategic relationships and to consummate transactions. Our inability to identify suitable companies or enter into and maintain strategic relationships may impair our ability to grow. The terms of relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to maintain these relationships. Moreover, reliance upon strategic partners to manufacture and sell biofuel subjects us to additional risks, including a limited ability to control the quality of such fuel and the failure of such partners to perform in accordance with the terms of agreements that they may enter into with us. Arrangements we enter into with such partners may compete with any biofuel that we may manufacture at our own plants and therefore may limit our organic growth.

We may be unable to compete successfully in the highly competitive alternative fuels market.

We compete with petroleum-based fuels and with other alternative fuels like biodiesel in our potential markets. Currently, the cost of producing most alternative fuels forces manufacturers to operate at a significant competitive disadvantage compared to petroleum-based fuels. Producers of alternative fuels generally depend upon government support, including tax credits and various incentives, and upon the willingness of customers to pay a premium for cleaner burning, renewable non-petroleum fuels.

Within the alternative fuels market, the manufacture, marketing and sale of biofuels (such as bio-diesel) and other alternative fuels is highly competitive. According to the National Bio-diesel Board (NBB), as of January 31, 2007, there were at least 105 companies that were engaged in developing, manufacturing and marketing bio-diesel fuel, with current production capacity estimated at 1.5 billion gallons per year. In addition, the NBB estimates that biodiesel demand in the United States was approximately 450 million gallons per year in 2007. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. Such competition could be intense and could drive up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Additionally, new companies are constantly entering the market. This growth and fragmentation could negatively impact us or our sublicensees’ ability to obtain additional capital from investors. Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in recruiting and retaining qualified employees and in fuel manufacturing and marketing, which may give them a competitive advantage.

Because our bio-fuel is not biodiesel, we are not eligible for the tax credits for biodiesel, agri-biodiesel and renewable diesel found in the Internal Revenue Code of 1986, as amended (the “Code”), and tax credits we are eligible for are scheduled to expire in 2009.

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

Our biofuel meets the definition of “alternative fuel” eligible under the Code for a 50 cent per gallon credit when mixed with diesel, kerosene or other taxable fuel and sold at the retail level. Unless extended by Congress, however, this credit will expire on September 30, 2009. In order to position ourselves for tax credit qualification, we have obtained the necessary registration from the Internal Revenue Service.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

Our success will depend, in large part, on our technology’s commercial viability and on the strength of our intellectual property rights. Much of the technology presently consists only of trade secret rights, which are difficult to protect. If others gain access to the trade secrets relating to our technology, including through analysis or “reverse engineering” of the additives or biofuel made with the technology, they may able to develop substantially equivalent technology. Although we filed patent applications on behalf of the inventor to protect our technology, there can be no assurance that we ultimately will receive patent protection or that any protection that is obtained will be broad enough to be effective in protecting our technology against claims or actions by competitors. Further, any patents that are obtained may not withstand challenges as to validity and enforceability. Third parties may assert that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, we could not be certain that no infringement exists, particularly as our products have not yet been fully developed. We may need to acquire additional licenses from third parties in order to avoid infringement claims, and any required licenses may not be available to us on acceptable terms, or at all. To the extent infringement claims are made, we could incur substantial costs in the resulting litigation, and the existence of this type of litigation could impede the development of our business.

Xethanol owns a significant portion of our common stock and may delay, defer or prevent us from taking actions that would be beneficial to our other shareholders.

As of December 31, 2007, Xethanol owned approximately 32.2% of our outstanding common stock. Accordingly, Xethanol will be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our shareholders for approval, including the election of our board of directors and any proposed merger or consolidation of our company. Xethanol’s ownership interest in our company may discourage third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock. The Xethanol registration rights agreement requires us, as early as April 2008, upon their request, to file a registration statement to facilitate the spin off to Xethanol’s stockholders of the shares of our common stock issued to Xethanol in the merger, and to use our commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable.

Our management and auditors have identified a material weakness in the design or operation of our internal controls that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

During the audit of our 2007 financial statements, our management and independent auditors identified a material weakness in our internal controls over financial reporting, partially based on our lack of a Chief Financial Officer for most of 2007. Our auditors define a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects an entity’s ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically we had a shortage of support and resources in our accounting department which resulted in insufficient (i) documentation and communication of certain business transactions and (ii ) application of technical accounting rules as of December 31, 2007. In December 2007, we hired a Chief Financial Officer and implemented additional financial management and disclosure controls to address this issue. Although we believe we have implemented appropriate internal controls and procedures to eliminate the material weakness prospectively and no misstatement of our financial statements occurred, if these controls are insufficient to address the identified material weakness, or if additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Inferior internal controls also could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Risks Related to Our Industry

Prices and markets for biofuel are unpredictable and tend to fluctuate significantly.

The price of biofuels, as well as the price of conventional petroleum-based fuels and other alternative fuels, is based on world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel fuel have fluctuated widely in recent years, and we expect that prices will continue to fluctuate. Price fluctuations will have a significant impact upon our revenue, results of operations and on our general financial condition. Price fluctuations for biodiesel and other conventional and alternative fuels may also impact the capital markets, and our ability to raise capital. Future decreases in the price of biodiesel and competing fuels may have a material adverse effect on our financial condition and future results of operations.

Our results of operations, financial condition and business outlook are substantially dependent on commodity prices and supplies, which are subject to significant volatility and uncertainty, so our results could fluctuate substantially.

Our results of operations, financial position and business outlook are substantially dependent on commodity prices, especially prices for vegetable oil, animal fat feedstock, and materials used in producing our biofuel. The prices for these items are quite volatile and could cause our results to fluctuate substantially. We may experience periods of declining prices for our products and increasing costs for our raw materials, which would result in operating losses. Many biofuel companies attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply vegetable oil or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts. These activities involve substantial costs and substantial risks and may be ineffective in mitigating changing commodity prices.

Engineering, constructing and operating biofuel manufacturing plants involves a high degree of risk.

Engineering, constructing and operating biofuel manufacturing plants involves a high degree of risk, particularly when new technology such as ours is involved. These risks are more acute in the earlier stages of development. Our expenditures in developing manufacturing plants may not result in commercially viable projects. We cannot project the costs of constructing and operating manufacturing plants due to the inherent uncertainties of future feedstock prices, and the future pricing of oil, diesel fuel, bio-diesel fuel, heating fuel, fuel additives and other alternative fuels, the costs associated with encountering unknown obstacles, and changes in market demands. If construction costs exceed our or our sublicensees’ estimates or if our or our sublicensees’ efforts do not produce results which meet our expectations, our business may not be commercially successful, which would have a material adverse effect on our results of operations and financial condition.

Our technology may become ineffective or obsolete.

To be competitive in the biofuel industry, we may be required to continually enhance and update our technology. The costs of doing so may be substantial, and if we are unable to maintain the efficacy of our technology, our ability to compete may be impaired. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations.

We operate in an industry subject to significant environmental regulation, and our business may be adversely affected by regulatory and environmental risks.

Our business is subject to environmental risks and hazards and we are subject to environmental regulation implemented and/or imposed by a variety of international conventions as well as federal, state, provincial, and local laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with biofuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and closed in such a way that satisfies applicable regulatory authorities. Compliance with environmental laws can require significant expenditures and a violation may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. Compliance with environmental laws may cause us to limit our production, significantly increase the costs of our operations and activities, or otherwise adversely affect our financial condition, results of operations, and/or prospects.

In order to be marketable as a fuel for on-road motor vehicle applications, our biofuel must be registered with the U.S. Environmental Protection Agency, or EPA, and comply with the EPA’s rigorous emissions, engine durability and health effects regulations. We have not yet applied for such registration.

Section 211 of the Clean Air Act generally does not apply to using our biofuel in a stationary source, such as utility power generation applications or institutional or commercial heating fuel, or in certain marine applications. There may, however, be Federal or State requirements applicable to emissions from individual furnaces, boilers, and similar equipment. As a practical matter, market acceptance of our biofuel may be limited until we can demonstrate that (i) our biofuel is comparable to conventional fuels from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that our biofuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. In addition, certain initial testing indicated that our biofuel may require further development so that its viscosity is more stable under certain conditions.

We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

Our business is subject to local legal, political, and economic factors.

To the extent we operate our business outside of North America, particularly in Central America and the Caribbean where we have an existing license, we will need to adapt our business to the local legal, political and economic conditions. Certain of these areas are less hospitable to US businesses, and US businesses operating in certain of these areas have been subject at various times to risks from terrorism, military repression, interference with private contract rights, currency fluctuations, inflation, exchange controls, laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, restrictions imposed on the alternative fuel industry (such as restrictions on production) and price controls and export controls. Any changes in alternative fuel, financial incentives, investment regulations, policies or a shift in political attitudes within our operating area are beyond our control and may adversely affect our business and future financial results.

Risks Related to Our Common Stock

Our common stock may continue to be subject to price fluctuations and illiquidity because our shares may continue to trade in small volumes.

Although a trading market for our common stock exists, the trading volume has historically been light, and an active trading market for our common stock may never develop. There currently is no significant analyst coverage of our business. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely fluctuate more than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board. As a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

The market price of our common stock is likely to be volatile based upon developments in our business or the industry.

The market price of our common stock is likely to be volatile as a result of many factors including, but not limited to:

•
our announcement of developments, whether positive or negative, with respect to our business, including the viability of our biofuel, new or changes in strategic relationships, and our ability or failure to meet business milestones;

•	developments concerning intellectual property rights and regulatory approvals;
•	the announcement of new products or product enhancements by our competitors;
•	changes in the market for alternative fuels and in commodities used to produce them;
•	fluctuations in the availability of capital to companies in the early stages;
•	changes in the social, political and economic climate in the regions in which we operate; and
•	the impact of sales and trading activity with respect to our common stock in the market.

These and other factors are largely beyond our control, and the impact of these risks, individually or in the aggregate, may result in material changes to the market price of our common stock.

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

A significant number of our shares are eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.   In 2007, we registered a total of 11,273,050 shares of our common stock held by non-affiliate selling shareholders, including shares issuable upon conversion or exercise of rights to purchase that are not currently outstanding, which shares are now eligible for trading in the public market. In addition, we may be obligated to register shares held by Xethanol as early as April 2008 to facilitate the spinoff to Xethanol’s stockholders of the shares of our common stock issued to Xethanol in the reverse merger. Such registration would make 5,670,000 additional shares of our common stock eligible for trading in the public market. Some or all of these shares of common stock may be offered from time to time in the open market pursuant to a registration statement or Rule 144, and these sales may depress the market for the shares of our common stock. In general, a person who has held restricted shares of an OTC Bulletin Board listed company for the requisite holding period, upon compliance with Rule 144 procedures, may sell shares into the market.

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

Reverse mergers may be disfavored by the SEC, and we may encounter difficulties or delays in registering certain securities in the future or achieving a listing on a national securities market.

Historically, the SEC and stock exchanges have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and the SEC has adopted and may continue to adopt rules dealing with securities issued on a private basis by a “shell” or inactive public company prior to the reverse merger. Also, NASDAQ and other national securities markets may scrutinize carefully the shares issued by the shell public company or facets of the reverse merger transaction in connection with any application we may make to list our shares in the future, which could result in difficulties or delays in achieving listing on any national securities market.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

We own no real property and currently lease our office space. Our principal executive offices are located at 11111 Katy Freeway, Suite 910, Houston, Texas 77079. We maintain an additional office located at 20283 State Road 7, Suite 47, Boca Raton, Florida 33498. On March 14, 2008, we signed a lease for office space in Lake Mary, Florida in connection with the relocation of our corporate headquarters to Florida. The new corporate headquarters location will be located at 1000 Primera Boulevard, Lake Mary, FL 32746. The lease commitment will be for sixty-six months. We will be leasing approximately 6,100 square feet that we plan to occupy by July 1, 2008. The total rental commitment, for the entire rental period, is approximately $952,000. Other than cash and certain contracts, we own no material tangible assets and are leasing the equipment for our pilot manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on November 14, 2007, three proposals were submitted to a vote of our shareholders.

1. Election of Directors —Six directors were elected to serve on our Board of Directors for a term that ends at the next Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follows:

Nominee	In Favor	Withheld

Lee S. Rosen	10,019,773	5,550
David A. Gillespie	10,024,273	1,050
Phillip E. Pearce	10,024,273	1,050
John E. Mack	10,024,273	1,050
James R. Sheppard, Jr.	10,024,073	1,050
Steven F. Gilliland	10,024,073	1,050

2. Ratification of Auditors — The shareholders ratified the appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for 2007. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained

10,024,273	1,050	0

3. Approval of Omnibus Incentive Plan — The shareholders adopted our Omnibus Incentive Plan. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained

9,394,132	7,890	2,000

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “HTWO.OB.” The following table sets forth the high and low bid prices per share of our common stock for the periods indicated.

	High	Low

2006
First Quarter	$0.00	$0.00
Second Quarter	0.00	0.00
Third Quarter	0.00	0.00
Fourth Quarter	10.00	8.50

2007
First Quarter	$12.00	$4.10
Second Quarter	8.00	5.25
Third Quarter	7.00	4.27
Fourth Quarter	$7.75	$3.25

2008
First Quarter (through March 21, 2008)	$6.00	$3.00

The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the high and low bid information is OTC Bulletin Board Market.

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2007 was 165, incluing those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2007, we had 18,165,793 shares of common stock outstanding.

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

Registration Rights

Under the terms of our private placements, we entered into Registration Rights Agreements dated October 20, 2006, May 9, 2007, December 14, 2007, December 21, 2007 and March 31, 2008 with the purchasers of our preferred and common stock. Under the Registration Rights Agreements, we are required to file “resale” registration statements with the SEC covering the shares of our common stock issued directly, upon conversion of the preferred stock issued or upon exercise of the warrants issued in the private placements. In October 2007, we registered 11,173,050 shares of our common stock for resale by the selling stockholders on two registration statements on Form SB-2 (Registration No. 333-144386 and No. 333-144389). We are obligated to maintain the effectiveness of these “resale” registration statements from the effective date until all securities registered under the registration statements have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations. We may also include on future registration statements additional shares issuable upon exercise of our outstanding warrants and options. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than 180 days after the closing of the private placements. Because we did not file the registration statement when required after our October 2006 private placement, we issued additional shares of our common stock to the purchasers in the October 2006 private placement, in an amount equal to 174,900 shares (or 6%) of the shares sold. On December 21, 2007, the Company determined that they would not be able to file a “resale” registration statement for the December 2007 private placements within 30 days. The Company anticipates that they will file by April 30, 2008 and have recorded a liability for 2% of the shares issued in the December 2007 private placements. The Company recorded an $80,752 contingent liability based on the Company’s stock price at dates of the closings. For the year ended December 31, 2007 the Company recorded a gain on fair value adjustment of $1,796 related to this liability as the Company’s stock price declined during this period.

We entered into a registration rights agreement with Xethanol in connection with the reverse merger. The Xethanol registration rights agreement requires us, upon the written request of Xethanol, but not prior to six months after the date of effectiveness of the “resale” registration statement discussed above, to file a registration statement with the SEC in form and substance sufficient to facilitate the spin off to Xethanol’s stockholders of the shares of our common stock held by Xethanol, and to use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable thereafter.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage renewable fuels provider that holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology to manufacture alternative biofuels from vegetable oils and animal fats that we intend to market as a new class of renewable fuel for power generation, heavy equipment, marine use and as heating fuel.

Our business was commenced by H2Diesel, Inc., formed in February 2006 and acquired by us in a reverse merger transaction in October 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, entering into test burn agreements and conducting test burns at power generation facilities, entering an agreement with our strategic partner Twin Rivers to construct a pilot production facility and raising capital. Although we have completed successful test burns, we have not yet entered into any contracts for the sale of our biofuel. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of December 31, 2007, we had an accumulated deficit of $16.7 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and other initiatives, including potentially the financing of future acquisitions.

Our long-term business strategy consists of developing two revenue streams: (1) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell our biofuel using our proprietary technology and (2) the collection of royalties through sublicensing our proprietary technology. Our near-term business strategy is focusing on direct sales of our biofuel produced at manufacturing plants that we may purchase or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program with a number of energy producers to validate our biofuel. We have completed a number of test burns and are scheduled to conduct more in the near future. In addition, we have placed into service our first biofuel production plant, a 3 million gallon per year pilot facility jointly developed with Twin Rivers Technologies, and have entered into negotiations with Twin Rivers to construct a full scale plant. We also have commenced the process of procuring raw materials for production of our biofuel but have not made any significant commitments or procurements at this point. As a second potential revenue stream, our business plan contemplates collecting royalties through sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our proposed facilities. We also are actively pursuing our eligibility and qualification for tax credits and other government incentives to strengthen the competitive position of our biofuel. To date, we have not recognized any revenue or any costs of revenue. Our costs have consisted mainly of research and development relating to our product and general and administrative costs.

Financial Operations Overview

Research and Development Costs

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Milford, Connecticut. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. From inception through December 31, 2007, we have incurred aggregate research and development costs of approximately $0.9 million.

Our research and development costs consist of expenses incurred in identifying, developing and testing our product. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel. We have seven employees, all of whom are full time executives.

Interest and Other Income (Expense), Net

Interest income consists of interest earned on our cash and short-term investments. Interest expense consists of interest incurred related to the license agreement payable.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards.

Results of Operations

Comparison of the Year ended December 31, 2007 and the Period from February 28, 2006 to December 31, 2006

Research and Development Expenses

Research and development expenses were approximately $0.8 million for the twelve months ended December 31, 2007 compared to $0.1 million in the prior period. The increase in research and development expenses in 2007 reflects primarily the cost of conducting test burns at Dynegy, costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology and costs to focus on further optimizing emissions as well as combustion tuning to enhance reliable cold engine starts.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the twelve months ended December 31, 2007 compared to $4.3 million in the prior period. The increase of $3.2 million in 2007 over the prior period was primarily attributable to increased expense associated with stock options and warrants of $0.9 million, an additional $0.9 million in personnel and related costs to support the company’s growth, and a $0.7 million increase in professional fees.

Interest Expense

Interest expense was $0.8 million for the twelve months ended December 31, 2007 compared to $0.6 million in the prior year. Interest expense consists of interest incurred related to the License Agreement payable.

Other Expense

Other Expense was $0.3 million for the year ended December 31, 2007 compared to zero in the prior period. The increase was attributable to the recognition of a charge associated with a forfeited deposit of $250,000 as a result of the termination by Xethanol of our Stock Purchase and Termination Agreement.

Gain on fair value adjustment

Gain on fair value adjustment was $0.6 million for the twelve months ended December 31, 20007 compared to zero in the prior period. On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. The Company recorded a $1,574,100 contingent liability at January 1, 2007 based on the Company’s stock price at that date. For the year ended December 31, 2007 the Company recorded a gain on fair value adjustment of $629,640 related to this liability as the Company’s stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

On December 21, 2007, the Company determined that they would not be able to file a “resale” registration statement for the December 2007 private placements within 30 days. The Company anticipates that they will file by April 30, 2008 and have recorded a liability for 2% of the shares issued in the December 2007 private placements. The Company recorded an $80,752 contingent liability based on the Company’s stock price at dates of the closings. For the year ended December 31, 2007 the Company recorded a gain on fair value adjustment of $1,796 related to this liability as the Company’s stock price declined during this period.

Liquidity and Capital Resources

Liquidity

At December 31, 2007, we had $1.6 million in cash.

Several existing commitments that require significant expenditures may continue to impact our liquidity. Under the license agreement with the inventor of our proprietary technology, as of March 27, 2008 we are required to pay $850,000 after the closing of our next financing that exceeds $850,000 and an additional $1.0 million over the next six years, for future aggregate remaining payments totaling approximately $6.85 million. We have to pay various costs under our arrangements with Twin Rivers and will need to fund costs associated with the manufacture of biofuel at our pilot and any future production facilities. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations. The operation and development of our business will require substantial additional capital, including to fund our operations. Like other development stage companies, we are unlikely to be able to continue our operations unless we can obtain additional financing.

Cash Flows

Net cash used in operating activities was $4.0 million for the twelve months ended December 31, 2007 primarily reflecting our net loss of $8.6 million, partially offset by $3.6 million in non-cash stock-based compensation expense, $0.5 million in non-cash stock based expense for services rendered by consultants, and $0.8 in non-cash amortization expense associated with our license agreement payable. Net cash used in operating activities was $1.4 million for the period from February 28, 2006 to December 31, 2006, primarily reflecting our net loss of $5.4 million, partially offset by $1.4 million in non-cash stock-based compensation expense, $1.8 million in non-cash stock based expense for services rendered by consultants and $0.6 in non-cash amortization expense associated with our license agreement payable.

Net cash used in investing activities was zero for the twelve months ended December 31, 2007. Net cash used in investing activities for the period from February 28, 2006 to December 31, 2006, was $1.5 million. Net cash used in investing activities in 2006 was attributable to the License Agreement.

Net cash provided by financing activities was $4.6 million for the twelve months ended December 31, 2007, and consisted principally of $6.7 million in net proceeds from the issuance of common and preferred stock, partially offset by $2.1 million in payments for our License Agreement.

Net cash provided by financing activities was $3.9 million for the period from February 28, 2006 to December 31, 2006, and consisted principally of $3.5 million in net proceeds from the issuance of common stock, and $0.8 million from the issuance of a convertible note payable, which was partially offset by $0.4 million in payments for our license agreement.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

•	the level of cash flows from product sales;

•
conducting additional testing with utilities, independent power producers or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;

•
continuing operations at our pilot biofuel production facility and constructing another facility under our arrangements with Twin Rivers or with others to supply our product initially for testing and eventually for the broader biofuel market;

•	the scope and results of our research and development efforts;

•	developing a marketing plan for the heating fuel and marine markets and a technology plan that complements the marketing plan;

•	entering into feedstock supply and transportation logistics agreements to supply our production facilities;

•
developing additional strategic relationships to attract potential customers and sublicensees and to obtain the capital commitments necessary to engineer, construct and operate biofuel plants in our exclusive territory;

•
continuing to pursue favorable tax incentives for our biofuel, particularly efforts to include our biofuel in the $1 per gallon credit afforded biodiesel and to have the benefit of such a change extend beyond the current expiration date of December 31, 2008;

•	recruiting additional key employees to expand the capabilities of our existing management team; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities.

We are unlikely to be able to continue our operations unless we can obtain additional financing. We would likely seek such funding through public or private financings or some combination of them. Additional funding may not be available to us on acceptable terms, or at all. Given our need for capital, we may raise money on an opportunistic basis when the market makes it attractive to do so.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately negotiated transactions with accredited investors. In December 2007 we raised approximately $3,100,000 in gross proceeds from the sale of shares of common stock at a purchase price of $3.50 per share and warrants with an initial exercise price of $5.25 per share. On March 31, 2008, we raised approximately $4,077,000 in gross proceeds from the sale of shares of our Series B convertible preferred stock at a purchase price of $100.00 per share and a conversion price of $4.25 per share and warrants to purchase shares of our common stock at an exercise price of $6.25 per share.

If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then existing stockholders would result. If we raise additional capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business, financial condition and results of operations.

We expect that our available cash and interest income will be sufficient to finance currently planned activities through 2008. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.” Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include, among others, the extent of development and testing of the technology needed before commercial operation, the nature and timing of licensing and sublicensing activities, costs of plant construction, sales expenses, hiring qualified management and employees, responding to competitive pressures and complying with regulatory requirements. If we are successful, the expansion of our business will require us to commit capital that substantially exceeds our current financial resources. Any needed financing may not be available on favorable terms, if at all.

Critical Accounting Policies

General

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expense. Management evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on assumptions believed to be reasonable under current facts and circumstances. The Company’s most significant estimate is the value of its Master License Agreement. Other significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Generation Biofuels Holdings, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
New Generation Biofuels Holdings, Inc.

We have audited the accompanying consolidated balance sheets of New Generation Biofuels Holdings Inc. (formerly known as H2Diesel Holdings, Inc.) (the “Company”) (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the period from February 28, 2006 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Biofuels Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from February 28, 2006 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not generated any revenues, has incurred losses, negative cash flows from operations and is obligated to pay approximately $7 million under a license agreement. The Company’s continued existence beyond 2008 is dependent upon several factors as described in Note 1.

/s/ Imowitz Koenig & Co., LLP

New York, New York
March 31, 2008

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash	$1,644,145	$1,031,923
Prepaid expenses	84,968	70,275
Total current assets	1,729,113	1,102,198

License agreement	8,061,300	8,061,300
TOTAL ASSETS	$9,790,413	$9,163,498

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

Accounts payable and accrued expenses	$634,587	$190,504
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $78,153 and $650,698)	921,847	1,449,302
Accrued dividend on preferred stock	210,275	-
Liability under registration rights agreement	78,956	-
Total current liabilities	1,895,665	1,689,806

License agreement payable
(net of unamortized discount of $1,993,830 and $2,195,117)	4,006,170	4,804,883
Total Liabilities	5,901,835	6,494,689

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated
value, 300,000 shares authorized, 42,050 shares issued and
outstanding as of December 31, 2007	1,624,798	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 18,165,793 and 17,091,250 shares issued and
outstanding as of December 31, 2007 and 2006, respectively	18,166	17,091
Additional paid-in-capital	18,955,101	8,043,792
Deficit accumulated during the development stage	(16,709,487)	(5,392,074)
Total stockholders' equity	3,888,578	2,668,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,790,413	$9,163,498

The accompanying notes are an integreal part of these consolidated financial statements.

NEW GENERATION BIOFUEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Year Ended December 31, 2007	For the Period from February 28, 2006 (Inception) to December 31, 2006	For the Period from February 28, 2006 (Inception) to December 31, 2007

Operating expenses:
Research and development expenses	779,341	84,109	863,450
Merger expenses	-	340,000	340,000
General and administrative expenses	7,488,785	4,329,332	11,818,117
Total operating expenses	8,268,126	4,753,441	13,021,567

Net loss from operations	(8,268,126)	(4,753,441)	(13,021,567)

Interest income	49,534	-	49,534

Interest expense	(773,832)	(638,633)	(1,412,465)

Other expense	(250,000)	-	(250,000)

Gain on fair value adjustment	631,436	-	631,436

Net loss	$(8,610,988)	$(5,392,074)	$(14,003,062)

Preferred dividends	(2,706,425)	-	(2,706,425)

Net loss available to common shareholders	$(11,317,413)	$(5,392,074)	$(16,709,487)

Basic and diluted net loss per share	$(0.66)	$(0.42)

Weighted average number of
shares outstanding	17,207,157	12,990,813

The accompanying notes are an integreal part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from February 28, 2006 (Inception) to December 31, 2007

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at February 28, 2006	-	$-	-	$-	$-	$-	$-
Issuance of founders' shares ($0.001 per share)	5,541,250	5,541	-	-	(4,987)	-	554
Issuance of shares to shareholders of company
acquired in recapitalization transaction	1,101,250	1,101	-	-	(1,101)	-	-
Issuance of common stock in private offerings,
net of costs	6,165,000	6,165	-	-	4,290,328	-	4,296,493
Issuance of common stock for services rendered	2,090,000	2,090	-	-	1,274,073	-	1,276,163
Issuance of common stock for Put Right	1,300,000	1,300	-	-	(1,300)	-	-
Issuance of common stock for Master License	893,750	894	-	-	544,853	-	545,747
Issuance of warrants for services rendered	-	-	-	-	512,583	-	512,583
Compensation expense associated with options	-	-	-	-	1,429,343	-	1,429,343
Net loss	-	-	-	-	-	(5,392,074)	(5,392,074)
Balance at December 31, 2006	17,091,250	17,091	-	-	8,043,792	(5,392,074)	2,668,809

Cumulative effect of change in accounting principle	-	-	-	-	(1,574,100)	-	(1,574,100)
Compensation expense associated with options	-	-	-	-	3,562,047	-	3,562,047
Issuance of options and warrants for services rendered	-	-	-	-	496,738	-	496,738
Issuance of common stock - registration rights agreement	174,900	175	-	-	944,285	-	944,460
Issuance of preferred stock and warrants in private offering	-	-	42,550	1,644,118	2,610,882	-	4,255,000
Dividend associated with the beneficial conversion
feature of the preferred stock	-	-	-	-	2,496,150	(2,496,150)	-
Issuance of common stock and warrants in private offering	887,143	887	-	-	3,104,114	-	3,105,001
Liability under registration rights agreement in common
stock private offering	-	-	-	-	(80,752)	-	(80,752)
Private placement costs	-	-	-	-	(667,362)	-	(667,362)
Conversion of preferred stock into common stock	12,500	13	(500)	(19,320)	19,307	-	-
Dividends accrued on preferred stock	-	-	-	-	-	(210,275)	(210,275)
Net loss	-	-	-	-	-	(8,610,988)	(8,610,988)
Balance at December 31, 2007	18,165,793	$18,166	42,050	$1,624,798	$18,955,101	$(16,709,487)	$3,888,578

The accompanying notes are an integreal part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Year ended December 31, 2007	For the Period from February 28, 2006(Inception) to December 31, 2006	For the Period from February 28, 2006(Inception) to December 31, 2007
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,610,988)	$(5,392,074)	$(14,003,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	773,832	638,633	1,412,465
Compensation expense associated with stock options	3,562,047	1,429,343	4,991,390
Issuance of common stock, options and warrants for
services rendered	496,738	1,788,745	2,285,483
Gain on fair value adjustment	(631,436)	-	(631,436)

Changes in operating assets and liabilities:
Prepaid expenses	(14,693)	(70,275)	(84,968)
Accounts payable and accrued expenses	444,083	190,504	634,587
Net cash used in operating activities	(3,980,417)	(1,415,124)	(5,395,541)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	-	(1,500,000)	(1,500,000)
Cash used in investing activities	-	(1,500,000)	(1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments for license agreement payable	(2,100,000)	(400,000)	(2,500,000)
Proceeds from issuance of founders' shares	-	554	554
Proceeds from private offering issuances of common stock, net of costs	2,873,990	3,531,493	6,405,483
Proceeds from private offering issuance of preferred stock, net of costs	3,818,649	-	3,818,649
Proceeds from convertible note payable	-	765,000	765,000
Proceeds from loan payable - related party	-	50,000	50,000
Net cash provided by financing activities	4,592,639	3,947,047	8,539,686

Net increase in cash and cash equivalents	612,222	1,031,923	1,644,145
Cash and cash equivalents - beginning of period	1,031,923	-	-
Cash and cash equivalents - end of period	$1,644,145	$1,031,923	$1,644,145

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$-	$6,015,552	$6,015,552
License Agreement acquired in exchange for issuance of common stock	$-	$545,747	$545,747

The accompanying notes are an integreal part of these consolidated financial statements.

Note 1 - ORGANIZATION AND PLAN OF OPERATION

New Generation Biofuels Holdings, Inc. (formerly known as H2Diesel Holdings, Inc. and Wireless Holdings, Inc.) (the “Company) was incorporated June 4, 2003 under the laws of the State of Florida. We are a development stage company that, through our wholly owned subsidiary, H2Diesel, Inc. soon to be renamed New Generation Biofuels, Inc., a Delaware corporation (“H2Diesel”), holds an exclusive license for North America, Central America and the Caribbean to exploit proprietary technology (the “Technology”) to manufacture biofuel that is intended to be marketed as a new class of biofuel for power generation, heavy equipment, marine use and as heating fuel (the “H2Diesel Biofuel”). We acquired H2Diesel on October 20, 2006 in a so-called “reverse merger” transaction (such merger, the “Merger”). As a result of the Merger, a change of control occurred as former H2Diesel stockholders acquired 93.6% of the outstanding shares of our common stock, par value $.001 per share (“Common Stock”) and we ceased being a “shell company” as such term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Following the Merger we changed the name of our company to “H2Diesel Holdings, Inc.”

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

In connection with the Merger, the Company assumed all of H2Diesel’s obligations under its outstanding stock options and warrants. At the time of the Merger, H2Diesel had outstanding stock options and warrants to purchase 5,571,500 shares of H2 Common Stock, which outstanding stock options and warrants are now options and warrants to purchase an equal number of shares of the Common Stock of the Company as a result of the Merger. The Company did not have any warrants or options to purchase shares of Common Stock outstanding immediately prior to the closing of the Merger.

Pursuant to a Purchase and Repayment Agreement, dated October 20, 2006 between the Company and Joseph Hess, the former President and Chief Executive Officer of the Company, which was entered into in connection with the Merger, the Company paid an aggregate of $300,000 to Mr. Hess in consideration of the payment in full of all indebtedness owed by the Company to Mr. Hess in the amount of $215,945 and the sale to the Company of 29,075,000 shares of Common Stock, which shares were then cancelled at the closing of the Merger. Immediately following the closing of the Merger and pursuant to an Acquisition Agreement dated October 20, 2006, and as part of the consideration for the repurchase of Mr. Hess’ shares, the Company sold to Mr. Hess all of the capital stock of our subsidiary, Action Wireless, Inc., a Florida corporation, through which the Company conducted its historical wireless products reseller business, and Mr. Hess assumed and agreed to indemnify and hold the Company harmless from the historical and future liabilities of those operations. Giving effect to the cancellation of Mr. Hess’ shares, there were 1,101,250 shares of Common Stock outstanding before giving effect to the stock issuances in the Merger.

The Merger is being accounted for as a “reverse merger” (i.e., a recapitalization of H2Diesel), because the stockholders of H2Diesel now own a majority of the outstanding shares of Common Stock immediately following the Merger. H2Diesel is deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements are those of H2Diesel and are recorded at the historical cost basis of H2Diesel.

H2Diesel is an alternative fuel company. H2Diesel plans to produce, sell or sublicense to third parties for its manufacture and use, the Company’s proprietary H2Diesel Biofuel pursuant to an exclusive license agreement entered into by the Company on March 20, 2006 (the “Master License”).

The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $14 million and negative cash flows from operating activities of $5.4 million since Inception. The Company is obligated to pay $6.85 million in additional payments under the Master License. The Company’s continued existence beyond 2008 is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Note 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, H2Diesel, Inc. soon to be renamed New Generation Biofuels, Inc., a company organized on February 28, 2006 (“Inception”). All intercompany accounts and transaction have been eliminated.

The Company has devoted most of its activities to establishing its business, including raising capital and, accordingly, the Company presents its consolidated financial statements as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s most significant estimate is the value of its exclusive license. Other significant estimates include the valuation of shares, warrants or options issued for services and the estimated useful life of the exclusive license which will be used to calculate amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ significantly, especially as to the estimated value of its exclusive license from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of December 31, 2007 and 2006, there were 10,332,565 and 5,671,500, respectively, shares of common stock equivalents including options (5,605,000 shares of common stock as of December 31, 2007 and 4,100,000 shares of common stock as of December 31, 2006), non employee options (1,531,000 shares of common stock as of December 31, 2007) and warrants (3,196,565 shares of common stock as of December 31, 2007 and 1,571,500 shares of common stock as of December 31, 2006 ) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of December 31, 2007 there were 42,050 shares of convertible preferred stock, which are convertible into 1,051,250 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceed these insured amounts during the year.

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

Master License

In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, the Company has capitalized its Master License and has estimated its useful life to be 13 years. The Company has not amortized any of the cost of its Master License as the Company has not produced any product. The value of the Master License was tested for impairment at December 31, 2007 and 2006 in accordance with SFAS 144. As discussed in Note 1, if the Company is unable to meet its financial obligations, the Company will not be able to recover its investment in the Master License.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time that the fuel produced is shipped to its customers. Royalty revenues are recognized based upon the terms of the underlying agreement, when the amounts are measurable and collectability is reasonably assured.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities will not have a material effect on the Company’s consolidated financial statements. The Company has not determined whether the adoption of SFAS 157 will have a material impact on its consolidated financial position and results of operations on January 1, 2009 for non financial assets and liabilities.

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

Reclassification

For the period from Inception to December 31, 2006, payments in the amount of $400,000 have been reclassified from investing activities to financing activities on the consolidated statement of cash flows.

Note 3  - MASTER LICENSE AGREEMENT AND NOTE PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into a Master License with Ferdinando Petrucci, the inventor of the H2Diesel Biofuel (“Licensor”), to obtain an exclusive license to make, use and sell the Product in the territory comprising North America, Central America and Caribbean as well as other regions that may be added by mutual agreement of the parties. The Company agreed to pay $11.0 million to the Licensor which was to be payable as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the seven years thereafter. The Company also issued 893,750 shares of Common Stock to the Licensor as additional compensation for the Master License. The Company recorded an intangible asset of $8,061,300 for the Master License. The Company recorded a payable for the $9.5 million of remaining payments under the Master License with a discount based on an imputed interest rate of 14%. The Company has recorded interest expense of $773,832 and $638,633 representing amortization of the discount for the year ended December 31, 2007 and for the period from Inception through December 31, 2006, respectively.

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

On December 13, 2006, the Master License Agreement, as amended, was further amended: (i) to require the Company to make a $400,000 payment by December 15, 2006; (ii) to reduce to $600,000 the $1.0 million payment due December 31, 2006 and to extend the due date for such payment to July 31, 2007. In addition, the due date for the $1.5 million payment which was March 20, 2007 was extended to October 31, 2007. The Company made the required $400,000 payment on December 15, 2006.

On November 3, 2007, the Master License Agreement, as amended, was further amended: (i) to extend the October 31, 2007 payment of $1,500,000 until November 15, 2007 and (ii) the Company agreed to prepay $500,000 of the $1,000,000 that was due on March 20, 2008.

On November 9, 2007, the Master License Agreement was further amended to extend the $2,000,000 due on November 15, 2007 to November 29, 2007. Additionally, the remaining payment of $500,000 that was due on March 20, 2008 is now due February 20, 2008. The $1,000,000 payment due on March 20, 2009 is now due on February 20, 2009. Of the $1,000,000 payment due on March 20, 2010, $500,000 will be prepaid on February 20, 2010. During December 2007, the Company paid $1,500,000 of the $2,000,000 due on November 29, 2007.

On February 20, 2008, the Master License Agreement, as amended, was further amended, to extend the remaining $500,000 that was due on November 29, 2007 to March 20, 2008. Additionally, the due date for the $500,000 payment due February 20, 2008 was also extended to March 20, 2008.

The following is a schedule of future payment requirements of the Master License Agreement:

Years Ended December 31,	Amount Due

2008	$1,000,000
2009	1,000,000
2010	1,000,000
2011	1,000,000
2012	1,000,000
Thereafter	2,000,000
7,000,000
Unamortized Discount	(2,071,983)
$4,928,017

Note 4  -  INVESTMENT AGREEMENT, MANAGEMENT AGREEMENT AND
 SUBLICENSE AGREEMENT

Effective April 14, 2006, the Company entered into an Investment Agreement (the “Agreement”) with two institutional investors (the “Investors”) and Xethanol Corporation (“Xethanol”). The Agreement was amended on May 17, 2006, effective as of April 14, 2006 (the “Amended Agreement”).

On March 20, 2006, in exchange for gross proceeds of Two Million Dollars ($2,000,000) from the Investors, the Company issued to the Investors 3,250,000 shares of Common Stock and stock options to purchase 2,000,000 shares of Common Stock for $2.50 per share (the “Investor Option”). The Investor Option was exercisable up to 60 days after the Company provided notice of certain test results (the “Test Notice”) with respect to its technology (the “Exercise Period”). The Investor Option has a fair value of $15,463 based on the Black-Scholes option-pricing model.

Costs associated with the investment amounted to $254,789 resulting in net proceeds to the Company of $1,745,211. The Company issued 80,000 warrants to purchase shares of Common Stock at an exercise price of $2.50 per share as compensation for investment banking services associated with raising the equity. The warrants have a fair value of $17,420 based on the Black-Scholes option pricing model. The warrants are considered a cost of raising the capital.

The Company issued to Xethanol a total of 2,600,000 shares of the Common Stock, granted Xethanol the right to purchase up to an additional 2,000,000 shares of Common Stock at $1.80 per share (the “Xethanol Option”), and Xethanol granted the Investors the right to require Xethanol to purchase the shares of the Common Stock owned by the Investors in exchange for 500,000 shares of Xethanol common stock (the “Put Right”). The Xethanol Option was exercisable during the Exercise Period. The Xethanol Option has a fair value of $41,410 based on the Black-Scholes option pricing model. Of the 2,600,000 shares issued to Xethanol, 1,300,000 shares were issued to Xethanol as an inducement to enter into the Put Right.

The fair value of these shares was $793,815, based on a share price of approximately $0.61. On April 14, 2006, the Investors exercised their respective Put Rights, and Xethanol purchased the Investors’ 3,250,000 shares of Common Stock in exchange for 500,000 shares of Xethanol common stock. As of December 31, 2007, Xethanol owned 5,850,000 shares of Common Stock which represented as of such date a 32% ownership interest in the Company.

On June 15, 2006 the Company sent the Test Notice and on August 15, 2006, the Company agreed to extend the Exercise Period to August 21, 2006. As of August 21, 2006, the Investor Option and the Xethanol Option expired.

In connection with the Agreement, Xethanol and the Company entered into a Management Agreement and Sublicense Agreement, each of which is dated April 14, 2006. The Sublicense Agreement was amended and restated on June 15, 2006, effective April 14, 2006, in an Amended and Restated Sublicense Agreement (the “Amended Sublicense Agreement’).

Under the Management Agreement, Xethanol agreed to manage the business of the Company. The Company issued 1,300,000 shares of Common Stock to Xethanol pursuant to the Amended Agreement as a non-refundable fee for its services under the Management Agreement. The shares have a fair value of $793,815, based on the Company’s estimate of the fair value of the services to be performed and were recorded as a deferred expense. On August 25, 2006, the Company notified Xethanol of the Company’s election to terminate the Management Agreement. As a result the Management Agreement terminated on September 25, 2006. Accordingly, the Company recorded the entire management fee expense of $793,815 as a charge to operations during 2006.

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

Under the Amended Sublicense Agreement, the Company must sell Xethanol sufficient Additive to meet its requirements for the production of Product at the lower of its actual cost plus 10% or the price at which the Company sells Additive to unrelated third parties or at such other price as Xethanol and the Company may agree. Xethanol is obligated to pay certain royalties to the Company based on sales of Products by them or their sublicensees. Xethanol is obligated to pay to the Company a royalty (the “Royalty”) per gallon of Product that it or its distributors sell equal to the lesser of $.10 per gallon or the lowest per gallon royalty that the Company charges to unrelated entities. During the first royalty period, which begins on the date the Company first notifies Xethanol that the Company can produce and deliver Additive in sufficient quantities to meet Xethanol’s requirements, is able to do so and provides them with the technical and engineering specifications necessary for a plant to produce the Products (the “Trigger Date”) and ends 12 months later, Xethanol must pay a minimum Royalty amount that would be payable based upon sales of 20,000,000 gallons of Product (the “Minimum Sales Amount”), regardless of whether such sales actually occur. The Minimum Sales Amount increases by 10,000,000 gallons for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If Xethanol does not meet the Minimum Sales Amount, or fails to pay the Royalty that would have been payable had they met the Minimum Sales Amount, in any 12-month period, its rights may become non-exclusive or the agreement may be subject to termination. The Amended Sublicense Agreement automatically renews for successive one-year periods provided there are no existing defaults at the time of renewal. As of March 25, 2008, the Trigger Date had not yet occurred.

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

On October 5, 2007, the Company entered into a Stock Purchase and Termination Agreement with Xethanol in which, subject to raising the requisite financing, the Company agreed to purchase 5,460,000 shares of its Common Stock from Xethanol for an aggregate purchase price of $7,000,000. The shares subject to the agreement represent approximately 30% of the outstanding shares of the Company. Upon the repurchase of the shares, all of the existing agreements with Xethanol were to be cancelled, and there was to be no further commercial relationship between the parties. The existing agreements include the sublicense agreement and the technology access agreement. A letter agreement regarding registration rights would also be terminated and a $50,000 loan from Xethanol will also be deemed to be satisfied and cancelled. A mutual release by the parties of all claims also would be effective at closing. The closing of this agreement was contingent upon the Company raising a minimum of $10,000,000 of new financing. Subject to the satisfaction of the financing condition, the closing was to occur on or before November 9, 2007 or a later date as agreed to by the parties. On November 13, 2007, the agreement was amended to change the closing date to November 29, 2007. The Company paid Xethanol a non-refundable deposit of $250,000, which was to be deducted from the purchase price payable at closing.

On January 7, 2008, the Company received written notice from Xethanol that it was terminating the Stock Purchase and Termination Agreement, effective January 17, 2008. The Company recorded the forfeited deposit of $250,000 as a charge to other expense for the year ended December 31, 2007.

Note 5  - CONVERTIBLE PROMISSORY NOTE

On September 11, 2006, the Company issued a $765,000 Convertible Promissory Note (the “Note”), in a Private Placement, payable on demand and bearing interest at 8% per annum.  The Note was converted at the Company’s option into shares of Common Stock upon the consummation of the Private Placement.

Note 6   PREFERRED AND COMMON STOCK

Preferred Stock

On May 9, 2007, the Company completed the offering (the “Preferred Offering”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) at price of $100.00 per share to persons who qualify as “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds were $2,795,000. Under the terms of the Preferred Offering, each investor had the option to purchase a number of additional securities up to each individual investor’s initial subscription on the same terms as those of the Preferred Offering. On June 8, 2007, the Company sold an additional 14,600 shares of Preferred Stock, in connection with exercises of the Subscriber Option. The gross proceeds were $1,460,000.

The Preferred Stock is convertible at the election of the holders into shares of Common Stock, at an initial conversion price of $4.00 per share. Each share of Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of Common Stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreement described below, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued. The Company may elect to pay any dividends in cash in lieu of issuing shares of Common Stock. For the period ended December 31, 2007 the Company accrued dividends of $210,275.

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

Each investor in the Preferred Offering also received a warrant exercisable for a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.00 per share. At any time following the first anniversary of the Closing Date and provided that the shares of Common Stock issuable upon exercise of the warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the warrants may also be exercised by means of a “cashless exercise.” The warrants have a fair value of $2,610,882 based on the Black-Scholes option pricing model.

In connection with the Preferred Offering, the Company agreed to register the resale of the shares of Common Stock issuable (i) upon conversion of the Preferred Stock, (ii) as dividends on the Preferred Stock, and (iii) upon exercise of the Warrants (collectively, the “Preferred Offering Registrable Shares”), all in accordance with a Registration Rights Agreement dated May 9, 2007 among the Company and each of the investors in the Offering (the “Preferred Offering Registration Rights Agreement”). Under the Preferred Offering Registration Rights Agreement, the Company was required to file the “resale” registration statement with the SEC covering such shares on or before the 60th day following the closing of the Preferred Offering. On July 6, 2007, the Company complied with this deadline by filing a registration statement with the SEC covering such shares and on October 16, 2007 the registration statement was declared effective. The Company is obligated to maintain the effectiveness of the registration statement from the effective date through and until 13 months after the date of closing of the Preferred Offering, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided the Company complies with its reporting obligations.

The Preferred Stock is convertible into 1,063,750 shares of Common Stock, at the election of the holders, at an initial conversion price of $4.00 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a Preferred Stock dividend in the amount of $2,496,150 recorded during the year ended December 31, 2007.

In connection with the Preferred Offering, Empire Financial Group or affiliated persons received a cash commission of $345,500 which represents 10% of the consideration paid by investors introduced by it in connection with the Preferred Offering, and warrants exercisable for 58,000 shares of Common Stock. The warrants have a fair market value of $288,420 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

In December 2007, pursuant to the terms of the Preferred Offering dated May 9, 2007, one of the investors elected to convert the Preferred Stock into shares of Common Stock. Accordingly the investor converted 500 shares of Preferred Stock into 12,500 shares of Common Stock.

Common Stock

On December 14, 2007, the Company completed a private placement offering (the “Common Offering”) of 815,000 shares of Common Stock, at a price of $3.50 per share to accredited investors. The gross proceeds from the Common Offering were $2,852,500. On December 21, 2007, the Company completed a second closing of 72,143 shares of Common Stock. The gross proceeds were $252,501.

Each investor in the Common Offering also received a warrant exercisable for a number of shares of Common Stock equal to the number of shares of Common Stock purchased by each investor. The initial exercise price of the warrants is $5.25 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date. Warrantholders may exercise their warrants by means of a “cashless exercise” at any time following the first anniversary of the issue date and provided that the shares of common stock issuable upon exercise of the warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act. The warrants have a fair value of $2,993,230 based on the Black-Scholes option pricing model.

In connection with the Common Offering, the Company agreed to register the resale of the shares of Common Stock issued or issuable to investors (i) upon the exercise of any warrants and (ii)as may be issued or distributed in respect thereof by way of stock dividend or stock split or other distribution, recapitalization or reclassification (collectively, the “Common Offering Registrable Shares”), all in accordance with a Registration Rights Agreement among the Company and each of the investors in the Common Offering (the “Common Offering Registration Rights Agreement”). Under the Common Offering Registration Rights Agreement, the Company is required to file the “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing date. We are obligated to maintain the effectiveness of the “resale” registration statement from the effective date of the registration statement through and until (i) the Common Offering Registrable Shares have been disposed of in accordance with such registration statement, (ii) such shares have been distributed to the public pursuant to Rule 144 (or any successor provision) under the Securities Act, (iii) all of the Common Offering Registrable Shares then owned by such investor could be sold pursuant to Rule 144(k), or (iv) such shares have ceased to be outstanding. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as promptly as practicable after the initial filing, but by no later than 180 days after the closing of the Common Offering. The Company may be required to issue additional shares of Common Stock to investors in the Common Offering, in an amount not to exceed 6.0% of the shares of Common Stock issued to investors if we fail to meet certain registration rights obligations (See Note 7).

In connection with the Common Offering, the Company paid a cash commission of $154,875 and issued warrants exercisable for 63,214 shares of Common Stock as consideration for investors introduced to the Company. The warrants have a fair value of $215,665 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

On October 17, 2006, the Company completed the closing of a Private Placement of a total of 2,915,000 shares of Common Stock, inclusive of the shares issued upon conversion of the Note, at a purchase price of $1.00 per share (See Note 5). Gross proceeds were $2,915,000.

In connection with the Private Placement, the Company paid a cash commission of $222,475 and issued warrants exercisable for 251,500 shares of Common Stock as consideration for investors introduced to the Company. The warrants have a fair value of $141,243 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

In connection with the Private Placement, the Company agreed to register the resale of the shares of Common Stock issued (the “Registrable Shares”), in accordance with a Registration Rights Agreement among the Company and each of the investors in the Private Placement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company was required to file the “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Private Placement. Because the Company did not file the registration statement prior to November 20, 2006, (the “Filing Deadline”), the Company was required to issue additional shares of Common Stock to the investors in the Private Placement, in an amount equal to 1% of the shares sold in the Private Placement for each 30 day period following the Filing Deadline, up to a maximum of 6%. In July 2007, the Company issued 174,900 shares of Common Stock to investors in the Private Placement (See Note 7). On July 6, 2007, the Company filed a registration statement with the SEC covering such shares and on October 16, 2007, the registration statement was declared effective.

On September 20, 2006, in consideration of strategic advisory services to be provided by an independent contractor to the Company, the Company issued 75,000 shares of Common Stock. The fair market value of the Common Stock issued amounted to $45,750 based on a share price of approximately $0.61, and was recorded as consulting expense during the period from Inception through December 31, 2006.

On April 14, 2006, the Company issued 1,300,000 shares of Common Stock to Xethanol as a non-refundable fee for its services under the Management Agreement, issued an additional 1,300,000 shares of Common Stock to Xethanol to induce it to grant the Put Right, granted Xethanol the Xethanol Option and entered into the Amended Sublicense Agreement with Xethanol.

On March 20, 2006, the Company completed the closing of a private placement of a total of 3,250,000 shares of Common Stock at a purchase price of approximately $0.61 per share (See Note 4).

On March 20, 2006, upon the Effective Date of the Master License, the Company issued an aggregate of 715,000 shares of Common Stock to two consultants (one of whom is now the Company’s Chief Technology Officer) as compensation for their services rendered in introducing the inventor to the Company and their assistance in negotiating the terms of the Master License. The fair market value of the Common Stock issued to the consultants amounted to $436,598, based on a share price of approximately $0.61, and was recorded as consulting expense during the period from Inception through December 31, 2006.

Note 7 - GAIN ON FAIR VALUE ADJUSTMENT

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. As of December 31, 2006, the Company had not filed a “resale” registration statement for the Private Placement. On January 1, 2007, the Company recorded a liability for 6% of the shares issued in the Private Placement. The Company recorded a $1,574,100 contingent liability based on the Company’s stock price at that date. For the year ended December 31, 2007, the Company recorded a gain on fair value adjustment of $629,640 related to this liability as the Company’s stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

On December 14, 2007, the Company determined that they would not be able to file a “resale” registration statement for the Common Offering within 30 days. The Company anticipates that they will file by April 30, 2008 and have recorded a liability for 2% of the shares issued in the Common Offering. The Company recorded an $80,752 contingent liability based on the Company’s stock price at dates of the closings. For the year ended December 31, 2007 the Company recorded a gain on fair value adjustment of $1,796 related to this liability as the Company’s stock price declined during this period.

Note 8 - OPTIONS, WARRANTS AND NON EMPLOYEE OPTIONS

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of option and warrant grants on the date of grant using the following weighted-average assumptions:

	2007	2006

Expected life (in years)	5	3-5
Risk-free interest rate	2.93% - 4.72%	4.60% - 4.91%
Volatility	100%	100%
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $2.63 and $1.65 for the year ended December 31, 2007 and for the period from Inception to December 31, 2006, respectively.

Employee Options

The following table summarizes stock option information with respect to all employee and director stock options for the year ended December 31, 2007 and for the period from Inception to December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at February 28, 2006	-
Granted	4,100,000	$1.65	9.70
Options outstanding at December 31, 2006	4,100,000	$1.65	9.70
Granted	1,505,000	$5.30	9.04
Options outstanding at December 31, 2007	5,605,000	$2.63	8.79
Vested and expected to vest - end of year	4,260,000	$2.58	8.74	$9,608,750

Options exercisable at December 31, 2007	3,180,000	$2.33	8.76	$7,751,000

Options outstanding at December 31, 2007 have an exercise price of $1.50 to $10.50 per share. Options exercisable at December 31, 2007 does not include 1,380,000 performance based options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2007. This amount changes based upon changes in the fair market value of the Company’s stock. As of December 31, 2007 $1,718,069 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately three years.

Warrants

The Company has issued warrants in conjunction with various private placements of its stock and in exchange for services. All warrants are currently exercisable.

The following table summarizes warrant information for the year ended December 31, 2007 and for the period from Inception to December 31, 2006:

	Shares	Weighted Average Exercise Price

Warrants outstanding at February 28, 2006	-	$-
Issued for services rendered	1,571,500	$2.11
Issued to investors	2,000,000	$2.50
Issued for Put Right Agreement	2,000,000	$1.80
Expired	(4,000,000)	$2.15
Warrants outstanding at December 31, 2006	1,571,500	$2.11
Issued to investors - Preferred offering	531,875	$6.00
Issued to investors - Common offering	887,143	$5.25
Issued for services rendered	206,047	$5.50
Warrants outstanding at December 31, 2007	3,196,565	$3.85

The following table summarizes warrants information as of December 31, 2007:

Number of Warrants	Exercise Prices	Expiration Dates

340,000	$1.50	2009
251,500	$1.50	2011
400,000	$2.00	2009
100,000	$2.25	2011
80,000	$2.50	2011
400,000	$3.00	2009
62,083	$4.00	2012
950,357	$5.25	2012
589,875	$6.00	2012
22,750	$9.00	2010
3,196,565

Non Employee Options

The Company has issued options in exchange for services rendered. The table below summarizes stock option information with respect to all non employee stock options for the year ended December 31, 2007 and for the period from Inception to December 31, 2006:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	-	$-
Granted	1,531,000	$6.01
Options outstanding at December 31, 2007	1,531,000	$6.01
Options exercisable at December 31, 2007	40,500	$6.10

Non Employee options outstanding at December 31, 2007 have an exercise price of $6.00 to $6.25 per share. Options exercisable at December 31, 2007 do not include 1,490,500 performance based options.

Note 9  - INCOME TAXES

As of December 31, 2007 and 2006, the Company had an unused net operating loss carryforward approximating $6,811,000 and $2,460,000, respectively, which may be applied against future taxable income. The net operating loss carryforward expires in the years 2026 and 2027. At December 31, 2007 and 2006, the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2007	2006

Deferred tax asset	$2,724,400	$984,000
Less: Valuation allowance	2,724,400	984,000
Net deferred tax asset	$-	$-

As a result of the uncertainty that the net operating loss carryforward will be utilized in the foreseeable future, a 100% valuation allowance has been provided.

Note 10 - OTHER AGREEMENTS

On March 27, 2007, the Company entered into a Letter of Intent with Twin Rivers Technologies, LP with respect to the potential development of the Company’s first production plant at Twin Rivers’ facility located in Quincy, Massachusetts. The Letter of Intent contemplated an exclusive period, as extended, through December 31, 2007 during which Twin Rivers will negotiate with the Company regarding definitive agreements covering the siting, construction, operation and management of the Company’s proposed initial 25 million gallon per year production facility, the supply of vegetable oils and other commodity feedstocks and the off take of finished bio-fuel by Twin Rivers from the facility. A definitive agreement had not been entered into as of March 20, 2008.

On May 1, 2007, the Company entered into a Test Burn Agreement with Dynegy Oakland, LLC, a Delaware limited liability company and an affiliate of Dynegy Inc. (“Dynegy”) to evaluate the Company’s proprietary biofuel technology in power generation applications. The Agreement required the Company to supply biofuel for a test program that was performed at Dynegy’s Oakland Power Plant combustion turbine facility in the fourth quarter 2007. The test program included the evaluation of both technical and environmental performance characteristics of our biofuel. The agreement also required the Company to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, provided that the aggregate obligation with respect to such expenses will not exceed $150,000. Dynegy is entitled to all revenue arising from sales of electricity generated during the testing.

On December 17, 2007, the Company entered into a Test Burn Agreement with Mirant Energy Trading, L.L.C., as agent for Mirant Mid-Atlantic, LLC, Mirant Pitney Point, LLC and LLC Mirant Kendall, LLC, a limited liability company to evaluate the Company’s proprietary biofuel technology in power generation applications. The Agreement requires the Company to supply its biofuel for a test program that will be performed by Mirant. The test program will include the evaluation of both technical and environmental performance characteristics of the Company’s biofuel. The Agreement also requires the Company to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, up to a maximum of $150,000. Mirant is entitled to all revenue arising from sales of electricity generated during the testing.

Note 11  - RELATED PARTY TRANSACTIONS

For the period from Inception through December 31, 2006, Lee Rosen, a significant shareholder and Chairman of the Company, received $105,000 for management services.

On September 15, 2006, the Company granted to Lee Rosen an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share and vested immediately. The fair value of the option based on the Black-Scholes option pricing model is $785,863.

On June 30, 2006 the Company received a $50,000 loan from Xethanol, which bears interest at the prime rate.

On April 14, 2006, the Company issued a total of 2,600,000 shares of the Company’s common stock to Xethanol (See Note 4).

Note 12  - SUBSEQUENT EVENTS

On March 14, 2008, the Company entered into a lease agreement for office space in Lake Mary, Florida in connection with the relocation of its corporate headquarters to Florida. The lease commitment is for approximately 6,000 square feet of office space commencing in July 2008 for a period of sixty six months. The total rental commitment, for the entire rental period, is approximately $952,000.

On March 20, 2008, the Company paid $150,000 of the $1,000,000 payment due on March 20, 2008 under the Exclusive License Agreement.

On March 23, 2008 the Exclusive License Agreement, as amended, was further amended to extend the due date of the remaining $850,000 that was due on March 20, 2008 to the closing of the Company’s next financing, that provides net proceeds exceeding $850,000.

On March 28, 2008 we changed our corporate name to “New Generation Biofuels Holdings, Inc.”.

On March 31, 2008, we completed a private placement of 40,770 shares of our 8% Series B Non-Redeemable Convertible Preferred Stock at a price of $100.00 per share and a conversion price of $4.25 per share and five-year warrants to purchase 239,823 shares of our common stock at an exercise price of $6.25 per share. The gross proceeds from the offering were $4,077,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s principal executive officer and principal financial officer. Based upon that evaluation, Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below, at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient: (i) documentation and communication of certain business transactions; and (ii) application of technical accounting rules as of December 31, 2007. No misstatements occurred as a result of the material weakness. Since December 2007, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting in the future including the following:

•
In December 2007, we hired a Chief Financial Officer. His responsibilities specifically include developing and implementing appropriate disclosure controls and procedures and internal controls over financial reporting.

•	In January 2008 we appointed our Chief Financial Officer as the Corporate Secretary of our Board of Directors to improve the communication flow between the Board and the accounting department.

•
In March 2008 we implemented a Disclosure Committee consisting of the senior management team to properly ensure that we are complying with disclosure requirements by addressing disclosure issues that may arise from time to time.

•	We have engaged outside resources to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

•	We are reevaluating prior policies and procedures and have established new policies and procedures for transactions, account reconciliation procedures and contract management procedures.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background of Directors and Executive Officers

Our executive officers, directors and some of our key employees, and their positions and ages as of March 21, 2008, are as follows:

Name	Age	Position

Lee S. Rosen	54	Chairman of the Board

David A. Gillespie	47	President, Chief Executive Officer and Director

Cary J. Claiborne	47	Chief Financial Officer

Andrea Festuccia	36	Chief Technology Officer

Phillip J. Wallis	44	Chief Marketing Officer

Connie Lausten, P.E.	40	Vice President of Regulatory and Legislative Affairs

David H. Goebel	48	Vice President of Global Sourcing and Supply Chain

Steven F. Gilliland	56	Director

John E. Mack	60	Director

Phillip E. Pearce	78	Director

James R. Sheppard, Jr.	60	Director

Each of our directors serves for a term of one year or until his successor is elected. Our officers serve at the pleasure of our Board of Directors. None of our directors or executive officers is related.

The following is a description of the business experience of each of our directors and executive officers:

Lee S. Rosen, Chairman of the Board

Mr. Rosen is the founder of H2Diesel, Inc., our wholly owned subsidiary and has served as the Chairman of our Board since October 2006. Mr. Rosen has been engaged as a private investor and business and financial consultant for the last five years. Mr. Rosen has been involved in the financial and securities brokerage industry since 1980 and has worked as a broker dealer with a number of firms.

David A. Gillespie, President, Chief Executive Officer and Director

Mr. Gillespie became our President, Chief Executive Officer and a Director of New Generation Biofuels in October 2006 and has served in such capacities since then. From 2001 to 2006, Mr. Gillespie served as a Vice President—Business Development and Asset Management of Duke Energy Corporation, a Fortune 500 energy company with business units that included regulated gas pipeline and electric utilities, natural gas liquids processing, and domestic and international merchant energy. In this position, Mr. Gillespie developed and led all aspects of Duke Energy North America’s 8000 megawatt $3 billion power generation business in the western United States and in Canada. Mr. Gillespie received his MBA from the Rensselaer Polytechnic Institute, Hartford, Connecticut, and his BSME from the Worcester Polytechnic Institute, Worcester, Massachusetts.

Cary J. Claiborne, Chief Financial Officer

Mr. Claiborne joined us in December 2007. Prior to joining New Generation Biofuels, Mr. Claiborne served as the Chief Financial Officer of Osiris Therapeutics, a publicly traded Biotech company from 2004 to 2007. From 2001 to 2004, Mr. Claiborne was the Vice President, Financial Planning and Analysis at Constellation Energy. Mr. Claiborne earned an MBA in Finance from Villanova University and a BA in business administration from Rutgers University.

Phillip J. Wallis, Chief Marketing Officer

Mr. Wallis joined us in January 2008. Mr. Wallis served as Manager, Regional Sales and Solutions for Asia Pacific and Africa at the Chevron corporation from September 2001 to December 2006 and as Process Documentation Team Lead, Chevron Supply Trading from December 2006 to January 2008.

Andrea Festuccia, PhD, Chief Technology Officer

Mr. Festuccia joined us in April 2006. Currently, Mr. Festuccia is a Director of the “Environment and Territory Business Unit” of IGEAM S.r.l. where he has worked since June 1999 and he currently serves as an external consultant with the University “La Sapienza” of Rome, a position that he has held since 2001. He also worked as an external expert for the Minister of Foreign Affairs of Italy-Farnesina from 2002-2004 and as Technical Director of Ecosystems S.r.l. from 2002 to 2003. Mr Festuccia has been member of the Board of Directors of 3TI Progetti Italia since 2004. Mr. Festuccia received his PhD in chemical engineering from the University of Rome-”La Sapienza” in October 1996.

Connie Lausten, P.E., Vice President, Regulatory and Legislative Affairs

Ms. Lausten joined the management team as Vice President of Legislative and Regulatory Affairs in May 2007.  From 2003 to 2007, Ms. Lausten served as Manager of Federal Affairs for National Grid USA, one of the world’s largest utilities.  Ms. Lausten also has served at the Federal Energy Regulatory Commission and in the United States House of Representatives on the Government Reform Committee, Subcommittee for Energy Policy, Natural Resources and Regulatory Affairs. Ms. Lausten is a Licensed Professional Engineer and received a Master of Science and a Bachelor of Science degree in Mechanical Engineering from the University of Minnesota.

David H. Goebel, Jr., Vice President, Global Sourcing and Supply Chain

Mr. Goebel was appointed our Vice President of Global Sourcing and Supply Chain in September 2007. Mr. Goebel previously worked at MeadWestvaco, a packaging solutions and products company, as the acting Vice President, Supply Chain/Director of Customer Service. He was responsible for redesigning the corporate order-to-cash processes, strategizing organizational and process changes in capacity planning, demand forecasting, inventory management/ operations, logistics/distribution, and customer service. Additionally, Mr. Goebel was an executive at ExxonMobil and its predecessor, Mobil Corporation, where for nearly 20 years he worked in many different leadership capacities including manufacturing, engineering, supply chain, operations, marketing, and sales. Mr. Goebel holds a Bachelor of Science in Microbiology from University of Minnesota along with graduate studies at both the University of Texas at Dallas and Northeastern University in Boston.

Phil E. Pearce, Director

Mr. Pearce became a Director in November 2006. Mr. Pearce has been a Principal with Phil E. Pearce & Associates, an independent business consulting firm since 1990. He previously served as Senior Vice President and a Director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers and was closely involved in the formation of NASDAQ. Mr. Pearce has served as a Governor of the New York Stock Exchange and a member of The Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets.

John E. Mack, Director

Mr. Mack became a Director in February 2007. Mr. Mack has over 30 years of international banking, financial business management and mergers and acquisitions experience, and has worked closely with investment bankers and external advisors with regard to the sale of international import-finance products to domestic customers. He currently serves as a Director of HBOS plc, an international banking group based in the United Kingdom and parent company to the Bank of Scotland, Incapital Holdings, LLC. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited of Tokyo, Japan. Prior to joining Shinsei Bank and for more than twenty-five years Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including twelve years as Corporate Treasurer. Mr. Mack holds an MBA from the University of Virginia Darden Graduate Business School and received his AB degree in Economics from Davidson College in North Carolina.

James Robert Sheppard, Jr. , Director

Mr. Sheppard became a Director in August 2007. Mr. Sheppard has been the Managing Director of the J.R. Sheppard & Company LLC since 2002. Mr. Sheppard’s current assignment, initiated by the Infrastructure Experts Group, an organization formed under the auspices of the United Nations (UN), is to arrange capital markets financing for up to two developing-country infrastructure projects as part of a Demonstration Project financed by the Swiss Agency for Cooperation and Development. In his capacity as Managing Director of J.R. Sheppard & Company LLC, Mr. Sheppard has also worked as a consultant for The World Bank on projects ranging from advising on structures to mitigate foreign exchange risk for electric power and water projects in developing countries and concerning application of partial risk guarantees in the transport sector and local capital markets financing for infrastructure. Mr. Sheppard holds a JD and an MBA from the University of North Carolina at Chapel Hill. He is a member of the North Carolina Bar and was a member of the Task Force on US Participation in Multilateral Development Banks, as well as the Financing Project Advisory Committee for the North Carolina Alternative Energy Corporation.

Steven F. Gilliland, Director

Mr. Gilliland became a Director in August 2007. Mr. Gilliland has served as the Executive Vice President of Operations for Synenco Energy Inc., a Canadian oil sands energy company, since 2004. Additionally, Mr. Gilliland is the founder, President and Chief Executive Officer of Federal Power Company, LLC, which is focused upon strategic power generation opportunities including greenfield and brownfield development, divestitures, and energy industry consulting. Mr. Gilliland was employed at Duke Energy Corporation, since 1996 in varying capacities, most recently as Senior Vice President-Asset Management for Duke Energy North America (DENA). Mr. Gilliland holds an MBA from the Harvard Business School, a Masters Degree in Architecture and Urban Planning from Princeton University and a Bachelors Degree in Architecture from the University of Virginia.

CORPORATE GOVERNANCE

The Board held 13 meetings during 2007, in person or by phone, and all of the directors attended at least 75% of the meetings of the Board and committees of the Board. In accordance with the Company’s policy on director attendance at annual meetings, all of our directors attended last year’s annual meeting of shareholders.

Code of Business Conduct and Ethics

In November 2007, our Board and Audit Committee adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. This Code sets forth our policies and expectations on a number of topics, including:

•	compliance with laws, including insider trading;

•	preservation of confidential information relating to our business and that of our clients;

•	conflicts of interest;

•	reporting of illegal or unethical behavior or concerns regarding accounting or auditing practices;

•	corporate payments;

•	corporate opportunities; and

•	the protection and proper use of our assets.

We have established and implemented formal “whistleblower” procedures for receiving and handling complaints from employees. As discussed in the Code, we encourage our employees to promptly report illegal or unethical behavior as well as questionable accounting or auditing matters and other accounting, internal accounting controls or auditing matters on a confidential, anonymous basis to their supervisors. Any concerns regarding accounting or auditing matters reported will be communicated to the Audit Committee.

The Audit Committee intends to review the Code on an annual basis, and the Board will review and act upon any proposed additions or amendments to the Code as appropriate. The Code will be posted on our website at www.newgenerationbiofuel.com on or about April 21, 2008. You may also obtain a copy of the Code without charge by writing to: New Generation Biofuels Holdings, Inc. 11111 Katy Freeway, Suite 109, Houston, TX 77079 Attn: Corporate Secretary. Any waivers of the Code for executive officers or directors will be posted on the Company’s website and similarly provided without charge upon written request to this address.

Audit Committee

On March 19, 2007, the Board of Directors established and approved an Audit Committee of the Board of Directors. The Audit Committee is composed of four members, Messrs Gilliland, Mack, Pearce and Sheppard, all of whom are “independent directors” (as defined under NASDAQ Rule 4200(a)(15)). The Board has determined that Mr. Mack is the “audit committee financial expert” and serves as the Chairman of the Audit Committee. The Audit Committee met five times during 2007.

Under the Audit Committee Charter, adopted in November 2007, the Audit Committee’s primary duties and assigned roles are to:

•	resolve any disagreements between management and the outside independent registered public accounting firm regarding financial reporting; and

•
serve as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements, our financial reporting processes and related internal control systems and the performance, generally, of our internal audit function;

•
oversee the audit and other services of our outside independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the outside independent registered public accounting firm, who reports directly to the Audit Committee;

•	provide an open avenue of communication among the outside independent registered public accounting firm, accountants, financial and senior management, the internal auditing department, and our Board;

•
consider and approve transactions between the Company and our directors, executive officers, nominees for directors or 5% or greater beneficial owners, any of their immediate family members or certain entities affiliated with them.

The Audit Committee Charter mandates that the Audit Committee approve all audit, audit-related, tax and other services conducted by our independent registered public accounting firm. We expect to post the Audit Committee Charter on our website at www.newgenerationbiofuel.com on or about April 21, 2008. You also may obtain a copy of the Audit Committee charter without charge by writing to: New Generation Biofuels Holdings, Inc. 11111 Katy Freeway, Suite 109, Houston, TX 77079 Attn: Corporate Secretary.

Compensation Committee

On March 19, 2007, the Board of Directors established and approved a Compensation Committee of the Board of Directors. The Compensation Committee is composed of three members, Messrs Gilliland, Mack and Pearce, all of whom are independent directors. Mr. Pearce is Chairman of the Compensation Committee. The Compensation Committee met once during 2007.

Under the Compensation Committee Charter, adopted in November 2007, the Compensation Committee is responsible for discharging the Board’s responsibilities relating to compensation of our directors and executive officers and administering our incentive compensation and equity-based plans. The Compensation Committee’s assigned duties include:

•	Annually reviewing and approving compensation for our executive officers, including the Chief Executive Officer;

•	Retaining and terminating any compensation consultant;

•	Periodically reviewing and making recommendations to the Board regarding director compensation;

•
Administering our incentive compensation plans including approving options and restricted stock awards, determining the rules and regulations of the plans, and imposing limitations, restrictions or conditions on any grant or award; and

•	Preparing a report on executive compensation for inclusion in our annual meeting proxy statement

We expect to post the Compensation Committee Charter on our website at www.newgenerationbiofuel.com on or about April 21, 2008. You also may obtain a copy of the Compensation Committee Charter without charge by writing to: New Generation Biofuels Holdings, Inc. 11111 Katy Freeway, Suite 109, Houston, TX 77079 Attn: Corporate Secretary.

Nominating Committee

On March 19, 2007, the Board of Directors established and approved a Nominating Committee of the Board of Directors. The Nominating Committee is composed of three members, Messrs Mack, Pearce, and Sheppard, all of whom are independent directors. Mr. Sheppard is Chairman of the Nominating Committee. The Nominating Committee did not meet during 2007. Under the Nominating Committee Charter, adopted in November 2007, the primary functions of the Nominating Committee are to:

•	identify individuals qualified to become Board members and recommend to our Board candidates for election or re-election to the Board;

•	consider and make recommendations to our Board concerning the size and composition of our Board, committee structure and makeup, retirement policies and procedures affecting Board members; and

•	take a leadership role with respect to the development, implementation and review of our principles of corporate governance and practices.

The Nominating Committee charter sets forth certain criteria for the Committee to consider in evaluating potential director nominees. For the Board to have a substantial degree of independence from management, a majority of directors must be independent of management, in both fact and appearance, and must satisfy the independence criteria and any other legal requirements. The charter requires that the Committee select nominees who have the highest personal and professional integrity, who shall have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the Company and its shareholders. The Committee must also assess whether the candidate possesses the skills, knowledge, perspective, broad business judgment and leadership, relevant specific industry or regulatory affairs knowledge, business creativity and vision, experience, age and diversity, all in the context of an assessment of the perceived needs of the Board at that time. For those director candidates that appear upon first consideration to meet the Committee’s criteria, the Committee will engage in further research to evaluate their candidacy.

We expect to post the Nominating Committee Charter on our website at www.newgenerationbiofuel.com on or about April 21, 2008. You also may obtain a copy of the Nominating Committee Charter without charge by writing to: New Generation Biofuels Holdings, Inc. 11111 Katy Freeway, Suite 109, Houston, TX 77079 Attn: Corporate Secretary.

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

All Section 16(a) filings required by any directors and executive officers, and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2007 were filed late:

•	a Form 4 was filed by Mr. Mack on May 17, 2007 to report a purchase of 250 shares of Series A preferred stock and a warrant to purchase 3,125 shares of our stock;
•	a Form 4 was filed by Mr. Rosen on May 17, 2007 to report a purchase of 500 shares of Series A preferred stock and a warrant to purchase 6,250 shares of our stock;
•	a Form 4 was filed by Mr. Sheppard on August 31, 2007 to report a an award of 100,000 director stock options;
•	a Form 4 was filed by Mr. Gilliland on September 5, 2007 to report an award of 100,000 director stock options; and
•	a Form 3 was filed by Mr. Claiborne on January 11, 2008 to report initial holdings of 1,000 shares of our common stock;
•	a Form 4 was filed by Mr. Claiborne on January 11, 2008 to report an award of 300,000 employee stock options and 6,250 shares of restricted stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated.

Name and Principal Position (1)	Year	Salary ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

David A. Gillespie, President & Chief Executive Officer	2007	240,000	428,032	120,000	788,032
	2006	51,077	172,395	0	223,472

Lee S. Rosen, Chairman of the Board	2007	180,000	0	120,000	300,000
	2006	30,000	785,863	105,000(4)	920,863

Andrea Festuccia, Chief Technology Officer	2007	150,000	78,296	15,000	243,296
	2006	112,500	97,871(5)	0	210,371
_________________

(1)	Each of our named executive officers has served in the respective capacities listed above since October 20, 2006, the effective date of the reverse merger.

(2)	Represents the dollar amount recognized for financial statement purposes with respect to fiscal years 2007 and 2006 in accordance with FAS 123R.

(3)	Represents a cash bonus.

(4)	Represents consulting fees we paid to Mr. Rosen for services rendered to the Company prior to the reverse merger.

(5)	In connection with the private placement prior to the reverse merger, the exercise price for all of Mr. Festuccia’s 500,000 options was reduced from $3.75 per share to $1.50 per share.

Outstanding Equity Awards at Fiscal Year-End Table

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David A. Gillespie, President & Chief Executive Officer(1)	800,000	1,200,000	$1.50	October 18, 2016

Lee S. Rosen, Chairman of the Board	1,500,000	0	$1.50	September 15, 2016

Andrea Festuccia, Chief Technology Officer(2)	300,000	200,000	$1.50	September 19, 2016
_________________

(1)
Of the 1,200,000 options to purchase common stock, 400,000 are time based options and 800,000 are performance based options. The 400,000 time based options vest as follows: 200,000 on October 18, 2008; and 200,000 on October 18, 2009. The 800,000 performance based options vest contingent upon the achievement of certain financial targets determined at the end of each fiscal year as follows: 400,000 in December 31, 2008; 400,000 in December 31, 2009.

(2)	The 200,000 options to purchase common stock vest on April 1, 2008.

Employment Agreements

The descriptions below are qualified in their entirety by the text of the employment agreements that have been filed with the SEC and are incorporated by reference into this Annual Report on Form 10-K.

Effective December 1, 2007, we entered into an employment agreement with Cary J. Claiborne to serve as our Chief Financial Officer, similar to the employment agreements with our other senior executive officers. Under the employment agreement, our Board granted Mr. Claiborne options to purchase 750,000 shares of our common stock at an exercise price of $4.00 per share, the fair market value of the our common stock on the grant date of December 1, 2007 and restricted stock in the amount of $75,000. The stock options consists of 300,000 time based options and 450,000 performance based options. The stock options and the restricted stock will vest incrementally through 2010. The options expire on December 1, 2017, unless sooner exercised. The employment agreement provides for a relocation expense reimbursement of up to $50,000 and provides for participation in our executive bonus plan, with a maximum eligible bonus of 50% of base salary, subject to achieving certain performance targets. The agreement includes other customary terms, including participation in any incentive and benefit plans made available to executive officers. The employment agreement will automatically renew for successive one year periods unless we elect to terminate the agreement upon not less than 270 days notice prior to the expiration of the then current term.

On October 18, 2006, we entered into a three-year employment agreement with David A. Gillespie to serve as our President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Gillespie replaced Lee S. Rosen as our President and Chief Executive Officer and receives an initial salary of $20,000 per month and received a grant of 800,000 stock options at an exercise price of $1.50 per share, of which 200,000 vested immediately and the balance vest in three annual installments. Mr. Gillespie is entitled to an additional 1,200,000 “performance vesting” options at an exercise price of $1.50 per share, which vest in three equal annual installments beginning on December 31, 2007, subject to certain performance targets being achieved during the preceding annual period. The employment agreement provides for a relocation expense reimbursement of up to $50,000 and provides for participation in our executive bonus plan, with a maximum eligible bonus during 2007 targeted at 50% of Mr. Gillespie’s annual salary. The agreement includes other customary terms, including participation in any incentive and benefit plans made available to executive officers. The employment agreement will automatically renew for successive one year periods unless we elect to terminate the agreement upon not less than 270 days notice prior to the expiration of the then current term.

On May 5, 2006, New Generation Biofuel entered into an employment agreement with Mr. Rosen to serve as the Chairman of our board of directors for a term of three years, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety days prior to the end of the term by either Mr. Rosen or the Company.

On September 19, 2006, New Generation Biofuel entered into an amended and restated employment agreement with Mr. Festuccia to serve as the Chief Technology Officer for a term expiring on April 1, 2009, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety days prior to the end of the term by either Mr. Festuccia or the Company.

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

The employment agreements for Mr. Gillespie and Mr. Claiborne provide that such executive’s employment may be terminated by the Company upon death, disability, for “cause,” and “without cause” and that such executive can resign from the Company with or without good reason or retire. Upon the death of such executive, such executive’s employment will automatically terminate and (i) any vested options may be exercised on or before the expiration date of such options (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) the executive’s legal representatives shall receive (A) such executive’s compensation that is earned but unpaid and (B) any other amounts or benefits owing to such executive under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”). If Mr. Gillespie’s or Mr. Claiborne’s employment is terminated without cause or by Mr. Gillespie or Mr. Claiborne for good reason, then he shall receive (i) his base salary and bonus, if any (with the achievement of bonus targets presumed), for the time period that is remaining under his employment agreement or 12 months, whichever amount is less; (ii) such executive’s Equity Compensation, including all unvested time vesting options and the next unvested tranche of performance vesting options; and (iii) such executive’s Accrued Amounts. If Mr. Gillespie’s or Mr. Claiborne’s employment is terminated because he is disabled, then he shall receive (i) his base salary, for the time period that is remaining under his employment agreement or six months, whichever amount is less; (ii) such executive’s Equity Compensation, including the next unvested tranche of performance vesting options; and (iii) such executive’s Accrued Amounts. If Mr. Gillespie or Mr. Claiborne is terminated by the Company for “cause,” then he shall receive the Accrued Amounts and may exercise his vested options for a period of thirty days. If Mr. Gillespie or Mr. Claiborne resigns without good reason or retires then he shall receive the Accrued Amounts.

The employment agreements for Mr. Gillespie and Mr. Claiborne also provide that in the event that a “Change of Control” (as defined in the agreement) of the Company shall occur during the term of his employment agreement, and within 12 months thereafter his employment is terminated without cause or by him for good reason, then (1) his severance compensation will be as set forth above for termination without cause or by him for good reason, as the case may be, and (2) all his unvested time vesting options and performance vesting options will vest and remain exercisable for the balance of the option term.

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

Director Compensation

We pay our directors for their attendance and participation at board and committee meetings. Currently, our directors receive $1,500 for a board meeting, $1,000 for a telephonic board meeting and $2,000 to our committee chairmen for a committee meeting. In addition, we reimburse our directors for their out-of-pocket expenses.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Phillip E. Pearce	14,000	290,278(2)	304,278

John Mack	10,500	787,607(3)	798,107

James Sheppard, Jr.	5,000	305,553(4)	310,553

Steven Gilliland	4,000	305,675(5)	309,675

____________________

(1)	Represents the dollar amount recognized for financial statement purposes with respect to fiscal year 2007 in accordance with FAS 123R.

(2)	Includes options immediately exercisable for 100,000 shares of common stock at $7.50 per share.

(3)	Includes options immediately exercisable for 100,000 shares of our common stock at $10.50 per share.

(4)
Includes options immediately exercisable for 50,000 shares of our common stock at $6.00 per share. Mr. Sheppard also holds options to purchase another 50,000 shares, which vest on August 22, 2008, provided Mr. Sheppard still serves as a director at such time.

(5)
Includes options immediately exercisable for 50,000 shares of our common stock at $6.00 per share. Mr. Gilliland also holds options to purchase another 50,000 shares, which vest on August 27, 2008, provided Mr. Gilliland still serves as a director at such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at Fiscal Year End

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	2,700,000

Equity compensation plans not approved by security holders	10,332,565(1)	$3.51	N/A

Total	10,332,565 (1)	$3.51	N/A

(1)
Consists of, as of December 31, 2007: (i) an aggregate of 3,180,000 presently exercisable options issued to our named executive officers and directors under individual written employment and/or option agreements, (ii) an aggregate of 3,196,565 warrants issued to consultants and/or advisors of the company, (iii) an aggregate of 40,500 presently exercisable non-employee options issued to consultants of the Company, (iv) 1,490,500 presently unexercisable non-employee options issued to consultants of the Company and (v) 2,425,000 presently unexercisable options issued to our named executive officers and directors under individual written employment and/or option agreements.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 14, 2008 by:

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

As of March 14, 2008, 18,285,964 shares of our common stock were outstanding, no shares were held in treasury.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, (i) shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 14, 2008 are considered to be beneficially owned by such person and (ii) shares of common stock which can be acquired upon the exercise of all outstanding warrants within 60 days of March 14, 2008 are considered to be beneficially owned by such person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Common Stock	Lee Rosen 2006 Irrevocable Trust I 17698 Foxborough Lane Boca Raton, Florida 33496	2,090,000(3)	11.4%

Common Stock	Xethanol Corporation 1185 Avenue of the Americas, 20th Floor New York, New York 10036	5,670,000	31.0%

Common Stock	The River Trust 1877 S. Federal Highway, Suite 101 Boca Raton, Florida 33432	990,000	5.4%

Common Stock	The Aspen Trust 2000 So. Ocean Blvd. Palm Beach, Florida 33480	1,000,000	5.5%

Common Stock	Ferdinando Petrucci Via Stazione, 133A, Arce Frosimone, Italy	893,750	**

Common Stock	David A. Gillespie* 664 West Forest Drive Houston, Texas 77079	809,375 (4)	**

Common Stock	Lee. S. Rosen* 17698 Foxborough Lane Boca Raton, Florida 33496	3,608,750(5)	18.2%

Common Stock	Andrea Festuccia* Circonvallazione Gianicolense, 295 00152 Rome, Italy	657,500(6)	**

Common Stock	Phil E. Pearce* 6624 Glenleaf Court Charlotte, North Carolina 28270	100,000(7)	**

Common Stock	John Mack* P.O. Box 1575 Breckenridge, Colorado 80424	109,375(8)	**

Common Stock	James R. Sheppard, Jr.	50,000(9)	**

Common Stock	Steven F. Gilliland	50,000(10)	**

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Common Stock	Directors and executive officers as a group (10 people)	5,756,250 (4)(5)(6)(7)(8)(9)(10)	26.7%

————————————

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 14, 2008, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)
Based upon 18,285,964 shares of common stock outstanding on March 14, 2008, plus, for each person or group, any securities such person or group has the right to acquire within 60 days upon exercise of options, warrants, conversion privileges or similar rights.

(3)	Excludes 1,618,750 shares of common stock held by trusts (including The River Trust) as to which Lee S. Rosen disclaims beneficial ownership.

(4)
Includes options immediately exercisable for 800,000 shares of our common stock at $1.50 per share. Mr. Gillespie also holds options to purchase another 1.2 million shares, which vest over time or upon achievement of certain financial targets. Includes 6,250 shares of common stock issuable upon the conversion of 250 shares of preferred stock and 3,125 shares issuable upon the exercise of 3,125 warrants.

(5)
Includes 2,090,000 shares of common stock owned by the Lee Rosen 2006 Irrevocable Trust I and includes immediately exercisable options to purchase 1,500,000 shares of our common stock at $1.50 per share. Excludes 2,678,750 shares of common stock held by trusts (including The River Trust and The Aspen Trust) as to which Mr. Rosen disclaims beneficial ownership. Includes 12,500 shares of common stock issuable upon the conversion of 500 shares of preferred stock and 6,250 shares issuable upon the exercise of 6,250 warrants.

(6)
Includes 357,500 outstanding shares and exercisable stock options to purchase 300,000 shares of common stock at a price of $1.50 per share pursuant to Mr. Festuccia’s Employment Agreement. Mr. Festuccia’s Employment Agreement also provides for an additional grant of 200,000 stock options at a price of $1.50 per share, which vest in two annual installments.

(7)	Includes options immediately exercisable for 100,000 shares of our common stock at $7.50 per share.

(8)
Includes options immediately exercisable for 100,000 shares of our common stock at $10.50 per share. Includes 6,250 shares of common stock issuable upon the conversion of 250 shares of preferred stock and 3,125 shares issuable upon the exercise of 3,125 warrants.

(9)
Includes options immediately exercisable for 50,000 shares of our common stock at $6.00 per share. Mr. Sheppard also holds options to purchase another 50,000 shares, which vest on August 22, 2008, provided Mr. Sheppard still serves as a director at such time.

(10)
Includes options immediately exercisable for 50,000 shares of our common stock at $6.00 per share. Mr. Gilliland also holds options to purchase another 50,000 shares, which vest on August 27, 2008, provided Mr. Gilliland still serves as a director at such time.

* Director or Executive Officer

** Less than 5%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

Except as set forth below, there have been no material transactions, series of similar transactions or currently proposed transactions during 2007 in which we or our subsidiary was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

In October 2007 we entered into a stock purchase and termination agreement with Xethanol in which we agreed, subject to raising the requisite financing, to purchase from Xethanol 5,460,000 shares of our common stock for an aggregate purchase price equal to $7,000,000. The shares subject to the agreement represented approximately 30% of the outstanding shares of the Company. Upon the repurchase of the shares, all of the existing agreements with Xethanol were to be cancelled, and there was to be no further commercial relationship between the parties. The agreements included the sublicense agreement and the technology access agreement. A letter agreement regarding registration rights would have been terminated and a $50,000 loan from Xethanol would also have been deemed to be satisfied and cancelled. A mutual release by the parties of all claims would have been effective at closing. The closing was contingent upon our ability to raise a minimum of $10,000,000 of new financing.  We did not raise the necessary funds and ultimately Xethanol terminated the agreement, effective January 17, 2008. In connection with the agreement, we paid Xethanol a non-refundable deposit of $250,000, which was forfeited and charged to other expense for the year ended December 31, 2007.

Indebtedness of Management

No officer, director or security holder known to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to the Company.

Transactions with Promoters

Our subsidiary did not expressly engage a promoter at the time of its formation. The Company has used selling agents and consultants from time to time. The terms of those arrangements have been disclosed in previous filings with the Securities and Exchange Commission.

Director Independence

Messrs. Gilliland, Mack, Pearce and Sheppard are the members of our board of directors who are “independent directors” as defined under the listing standards of the NYSE, NASDAQ or the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In our two most recent fiscal years, we were billed or expect to be billed the following amounts by Imowitz Koenig & Co., LLP, our independent auditors:

	2007	2006

Audit Fees	$145,000	$136,620

Audit Related Fees	6,101	22,241

Tax Fees	23,513	---

All Other Fees		---

Total	$174,614	$158,861

Audit Fees. We expect to be billed an aggregate of $145,000 by Imowitz Koenig & Co., LLP for New Generation Biofuels December 31, 2007 audit. We were billed an aggregate of $64,140 by Imowitz Koenig & Co., LLP for New Generation Biofuel’s June 30, 2006 audit and for the review of the financial statements included in our September 30, 2006 quarterly report on Form 10-QSB. Fees for the audit of our December 31, 2006 year end financial statements were $72,480.

Audit-Related Fees. In 2007 and 2006, we were billed by Imowitz Koenig & Co., LLP $6,101 and $22,241, respectively, for assurance and related services that were reasonably related to the performance of Imowitz Koenig & Co., LLP’s audit and review of our consolidated financial statements and not reported under the caption “Audit Fees” that relate to reviews of our registration statements.

Tax Fees. In 2007, we were billed by Imowitz Koenig & Co., LLP $23,513 for tax services (including services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit).

All Other Fees. In 2007 and 2006, Imowitz Koenig & Co., LLP did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures.

Our Audit Committee was established on March 19, 2007. Our Audit Committee Charter, adopted in November 2007, provides that the Audit Committee may adopt pre-approval policies and procedures to avoid the need for Audit Committee approval of services on an engagement-by-engagement basis, which policies and procedures must be detailed as to the particular service and may not involve a delegation of pre-approval responsibility to management.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Consolidated Financial Statements and Supplementary Data, of this report, are filed as part of this report.

15(a)(2) Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

15(a)(3) Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Generation Biofuels Holdings, Inc

By: /s/ David A. Gillespie
David A. Gillespie President and Chief Executive Officer

Date: March 31, 2008

Power of Attorney

Know all men by these presents, that each person whose signature appears below constitutes and appoints David A. Gillespie and Cary J. Claiborne, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Gillespie	President, Chief Executive Officer and Director	March 31, 2008
David A. Gillespie	(Principal Executive Officer)

/s/ Cary J. Claiborne	Chief Executive Financial Officer	March 31, 2008
Cary J. Claiborne	(Principal Financial Officer)

/s/ Lee S. Rosen	Chairman of the Board	March 31, 2008
Lee S. Rosen

/s/ Phillip E. Pearce	Director	March 31, 2008
Phillip E. Pearce

/s/ John E. Mack	Director	March 31, 2008
John E. Mack

/s/ James R. Sheppard, Jr.	Director	March 31, 2008
James R. Sheppard, Jr.

/s/ Steven F. Gilliland	Director	March 31, 2008
Steven F. Gilliland

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 31, 2008).
3.2
Articles of Amendment to the Articles of Incorporation relating to our Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed March 31, 2008).

3.3†	Amended and Restated Bylaws, dated March 5, 2008.
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 26, 2006).
4.2†	Form of $6.00 Warrant.
4.3†	Form of $5.25 Warrant.
4.4†	Form of $6.25 Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on 8-K filed March 31, 2008).
10.1
Exclusive License Agreement dated as of March 20, 2006 between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed  October 26, 2006).

10.2
Amendment #1, dated September 11, 2006, to the Exclusive License Agreement between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed  October 26, 2006).

10.3
Amendment #2, dated December 13, 2006, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed  December 15, 2006).

10.4
Amendment #3, dated November 3, 2007, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed November 14, 2007).

10.5
Amendment #4, dated November 9, 2007, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB filed November 14, 2007).

10.6
Amendment #5, dated February 20, 2008, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed  February 25, 2008).

10.7†	Amendment #6, dated March 25 , 2008, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci.
10.8
Sublicense Agreement dated as of April 14, 2006 (as amended and restated on June 15, 2006) between H2Diesel, Inc. and Xethanol Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed  October 26, 2006).

10.9
Technology Access Agreement dated as of June 15, 2006 between H2Diesel, Inc. and Xethanol Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 26, 2006).

10.10
Registration Rights Agreement dated October 16, 2006 between H2Diesel, Inc. and Xethanol Corporation (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed October 26, 2006).

10.11
Stock Purchase and Termination Agreement, dated as of October 5, 2007, by and among H2Diesel Holdings, Inc., H2Diesel, Inc. and Xethanol Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed  October 10, 2007).

10.12
Amendment No. 1 dated November 13, 2007, to the Stock Purchase and Termination Agreement, dated October 5, 2007 between Xethanol Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed November 14, 2007).

10.13†*	Omnibus Incentive Plan adopted November 14, 2007.
10.14†	Form of Director Non-Qualified Stock Option Agreement under Omnibus Incentive Plan.

10.15†	Form of Non-Qualified Stock Option Agreement under Omnibus Incentive Plan.
10.16†	Form of Incentive Stock Option Agreement under Omnibus Incentive Plan.
10.17†	Form of Restricted Stock Agreement under Omnibus Incentive Plan.
10.18†	Office Lease Agreement, dated as of March 12, 2008, by and between Central Florida Educators’ Federal Credit Union and H2Diesel Holdings, Inc.
10.19	Employment Agreement dated as of October 18, 2006 between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2006).
10.20*	Employment Agreement dated as of May 5, 2006 between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed October 26, 2006).
10.21*
Amended and Restated Employment Agreement dated as of September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 26, 2006).

10.22*
Amended and Restated Employment Agreement dated as of December 18, 2007 between Cary J. Claiborne and H2Diesel, Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed  January 11, 2008).

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed October 26, 2006).
10.24	Form of Registration Rights Agreement for May/June (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed May 15, 2007).
10.25†	Form of Registration Rights Agreement for the December 2007 Private Placement.
10.26†	Form of Registration Rights Agreement for the March 2008 Private Placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 31, 2008).
10.27	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2006).
10.28	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2006).
10.29	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed October 26, 2006).
10.30†	Option Agreement dated December [__], 2008 between Cary J. Claiborne and H2Diesel Holdings, Inc.
10.31	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007).
10.32	Option Agreement dated April 24, 2007, between Kim Johnson and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 15, 2007).
14.1†	Code of Business Conduct and Ethics adopted November 13, 2007.
21.1†	Subsidiaries of New Generation Biofuels Holdings, Inc.
24.1†	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).
31.1†	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2†	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

† Filed herewith.

* Management contract or compensatory plan or arrangement.