Form 10-Q
period 2008-03-31
New Generation Biofuels Holdings, Inc
filed 2008-05-15
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

(713) 973-5720
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer  ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

At April 30, 2008, the registrant had 18,525,181 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

	Consolidated statements of operations for the three months ended March 31, 2008 (Unaudited), for the three months ended March 31, 2007 (Unaudited) and for the period from February 28, 2006 (Inception) through March 31, 2008 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the three months ended March 31, 2008 (Unaudited)	5

	Consolidated statements of cash flows for the three months ended March 31, 2008 (Unaudited), for the three months ended March 31, 2007 (Unaudited) and for the period from February 28, 2006 (Inception) through March 31, 2008 (Unaudited)	6

	Notes to consolidated financial statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20-21

Signatures		22

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$4,493,574	$1,644,145
Prepaid expenses	78,559	84,968
Total current assets	4,572,133	1,729,113

License agreement	8,061,300	8,061,300

TOTAL ASSETS	$12,633,433	$9,790,413

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

Accounts payable and accrued expenses	$533,371	$634,587
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $453,410 and $78,153)	1,396,590	921,847
Accrued dividend on preferred stock	290,813	210,275
Liability under registration rights agreement	149,038	78,956
Total current liabilities	2,419,812	1,895,665

License agreement payable
(net of unamortized discount of $1,464,131 and $1,993,830)	3,535,869	4,006,170
	5,955,681	5,901,835

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated
value, 300,000 shares authorized, 39,550 and 42,050 shares
issued and outstanding as of March 31, 2008 and
December 31, 2007, respectively	1,528,199	1,624,798
Series B Cumulative Convertible Preferred Stock: $100 stated
value, 250,000 shares authorized, 43,986 shares issued and
outstanding as of March 31, 2008	3,007,375	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 18,285,964 and 18,165,793 shares issued and
outstanding as of March 31, 2008 and December 31, 2007, respectively	18,286	18,166
Additional paid-in-capital	22,576,974	18,955,101
Deficit accumulated during the development stage	(20,453,082)	(16,709,487)
Total stockholders' equity	6,677,752	3,888,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,633,433	$9,790,413

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from February 28, 2006 (Inception) to March 31, 2008
Operating expenses:
Research and development expenses	$196,841	103,282	$1,060,291
Merger expenses	-	-	340,000
General and administrative expenses	1,899,427	1,119,848	13,717,544
Total operating expenses	2,096,268	1,223,130	15,117,835

Net loss from operations	(2,096,268)	(1,223,130)	(15,117,835)

Interest income	5,269	-	54,803

Interest expense	(154,442)	(193,683)	(1,566,907)

Other expense	-	-	(250,000)

(Loss) gain on fair value adjustment	(20,404)	445,995	611,032

Net loss	(2,265,845)	$(970,818)	(16,268,907)

Preferred dividends	(1,477,750)	-	(4,184,175)

Net loss available to common shareholders	$(3,743,595)	$(970,818)	$(20,453,082)

Basic and diluted net loss per share	$(0.21)	$(0.06)

Weighted average number of
shares outstanding	18,227,292	17,091,250

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)

Condensed Statement of Changes in Stockholders' Equity
For the Period from February 28, 2006 (Inception) to March 31, 2008
(Unaudited)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 1, 2008	18,165,793	$18,166	42,050	$1,624,798	-	$-	$18,955,101	$(16,709,487)	$3,888,578

Compensation expense associated with options	-	-	-	-	-	-	791,969	-	791,969
Issuance of options and warrants for services rendered	-	-	-	-	-	-	269,435	-	269,435
Issuance of preferred stock and warrants in private offering, net of costs	-	-	-	-	43,986	3,007,375	1,066,778	-	4,074,153
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	-	-	1,397,212	(1,397,212)	-
Conversion of preferred stock into common stock	62,500	63	(2,500)	(96,599)	-	-	96,536	-	-
Exercise of warrants into common stock	57,671	57	-	-	-	-	(57)	-	-
Dividends accrued on preferred stock	-	-	-	-	-	-	-	(80,538)	(80,538)
Net loss	-	-	-	-	-	-	-	(2,265,845)	(2,265,845)

Balance at March 31, 2008	18,285,964	$18,286	39,550	$1,528,199	43,986	$3,007,375	$22,576,974	$(20,453,082)	$6,677,752

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Three Months ended March 31, 2008	For the Three Months ended March 31, 2007	For the Period from February 28, 2006 (Inception) to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,265,845)	$(970,818)	$(16,268,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	154,442	193,683	1,566,907
Compensation expense associated with stock options	791,969	610,744	5,783,359
Issuance of common stock, options and warrants for services rendered	269,435	-	2,554,918
Penalty share expense	49,678	-	49,678
Loss (gain) on fair value adjustment	20,404	(445,995)	(611,032)

Changes in operating assets and liabilities:
Prepaid expenses	6,409	(30,658)	(78,559)
Accounts payable and accrued expenses	(101,216)	144,889	533,371

Net cash used in operating activities	(1,074,724)	(498,155)	(6,470,265)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	-	-	(1,500,000)

Cash used in investing activities	-	-	(1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments for license agreement payable	(150,000)	-	(2,650,000)
Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offering issuances of common stock, net of costs	-	-	6,405,483
Proceeds from private offering issuance of preferred stock, net of costs	4,074,153	-	7,892,802
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable - related party	-	-	50,000

Net cash provided by financing activities	3,924,153	-	12,463,839

Net increase (decrease) in cash and cash equivalents	2,849,429	(498,155)	4,493,574
Cash and cash equivalents - beginning of period	1,644,145	1,031,923	-

Cash and cash equivalents - end of period	$4,493,574	$533,768	$4,493,574

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$-	$-	$6,015,552
License Agreement acquired in exchange for issuance of common stock	$-	$-	$545,747
Preferred Stock Dividend	$80,538	$-	$290,813

The accompanying notes are an integral part of these consolidated financial statements.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
Note 1 - ORGANIZATION AND PLAN OF OPERATION

New Generation Biofuels Holdings, Inc. (the “Company”), formerly known as H2Diesel Holdings, Inc., a Florida corporation, is a development stage company that through its wholly owned subsidiary, New Generation Biofuels, Inc., formerly known as H2Diesel Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean to utilize proprietary technology (the “Technology”) to manufacture biofuel that is intended to be marketed as a new class of biofuel for power generation, heavy equipment, marine use and as heating fuel.

The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $16.3 million and negative cash flows from operating activities of $6.5 million since Inception. The Company is obligated to pay $6.85 million in additional payments under the Master License, of which $0.85 million was paid in April 2008, and $1.0 million is due in March 2009. The Company’s continued existence beyond 2008 is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial statements are unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or a full fiscal year.

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

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of March 31, 2008 and 2007, there were 11,036,028 and 5,771,500, respectively, shares of common stock equivalents including options (6,005,000 shares of common stock as of March 31, 2008 and 4,200,000 shares of common stock as of March 31, 2007), non employee options (1,531,000 shares of common stock as of March 31, 2008) and warrants (3,500,028 shares of common stock as of March 31, 2008 and 1,571,500 shares of common stock as of March 31, 2007 ) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of March 31, 2008 there were 39,550 shares of Series A Convertible Preferred Stock and 43,986 shares of Series B Convertible Preferred Stock, which are convertible into 2,023,722 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

Note 3 - OPTIONS

The following table summarizes information about the stock options outstanding at March 31, 2008:

Weighted Average Exercise Price	$2.69
Expected Life	5 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	3.08%

A summary of the status of the Company’s options outstanding as of March 31, 2008 and the changes during the year ending on that date is presented below:

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	5,605,000	$2.63	8.79
Granted	400,000	$3.50	9.79
Options outstanding at March 31, 2008	6,005,000	$2.69	8.62
Vested and expected to vest - March 31, 2008	4,460,000	$2.63	8.55	$14,140,000
Options exercisable at March 31, 2008	3,415,000	$2.53	8.53	$11,263,000

Options outstanding at March 31, 2008 have an exercise price of $1.50 to $10.50 per share. Options exercisable at March 31, 2008 do not include 1,545,000 performance based options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2008. This amount changes based upon changes in the fair market value of the Company’s common stock. As of March 31, 2008, $1,455,409 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years.

Note 4  - LOSS / GAIN ON FAIR VALUE ADJUSTMENT

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. As of December 31, 2006, the Company had not filed a “resale” registration statement for the October 2006 offering (the “Offering”). On January 1, 2007, the Company recorded a liability for 6% of the shares issued in the offering. The Company recorded a $1,574,100 contingent liability based on the Company’s stock price at that date. For the three months ended March 31, 2007, the Company recorded a gain on fair value adjustment of $445,995 related to this liability as the Company’s stock price declined during this period.

On December 14, 2007, the Company determined that they would not be able to file a “resale” registration statement for the December 2007 Offering (the “Common Offering”) within 30 days. The Company anticipated that they would file by April 30, 2008 and recorded a liability for 2% of the shares issued in the Common Offering. For the three months ended March 31, 2008, the Company recorded a loss on fair value adjustment of $20,404 related to this liability as the Company’s stock price declined during this period.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Company did not file the registration statement by April 30, 2008 and now anticipate that they will file by May 31, 2008 and have recorded an additional liability for 1% of the shares issued in the Common Offering. The Company recorded an expense of $49,678 based on the Company’s stock price at March 31, 2008 which is included in general and administrative expenses on the consolidated statement of operations.

Note 5 - PREFERRED STOCK SALE

On March 31, 2008, the Company completed the offering (the “Private Placement”) of a total 43,986 shares of the Company’s newly issued Series B Cumulative Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a price of $100.00 per share to persons who qualify as “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”), including 3,218 shares issued as commissions. The gross proceeds from the issuance of 40,768 shares of Series B Preferred Stock was $4,076,800.

The Series B Preferred Stock is convertible at the election of the holders into shares of the Company’s common stock, par value $0.001 per share, (the “Common Stock”) at an initial conversion price of $4.25 per share. Each share of Series B Preferred Stock will accrue cumulative dividends on a semi-annual basis at a rate of 8% per annum. To the extent that dividends are not declared or not paid, any amounts of such dividends that are accrued and payable but unpaid shall accumulate and be added to the Stated Value of the Series B Preferred Stock. Dividends will be payable semiannually, in cash, or in shares of Series B Preferred Stock at the Company’s option, on September 30 and March 31 of each year beginning on September 30, 2008 to the holders of record on the 15th day of the preceding month.

The Series B Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of Common Stock. Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock, the holders of the Series B Preferred Stock will be entitled to be paid, prior to the Common Stock or any other securities that by their terms are junior to the Series B Preferred Stock (collectively with the common stock, “Junior Securities”), an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock. Any shares of Series B Preferred Stock outstanding on the third anniversary of the Private Placement shall automatically convert into a number of shares of Common Stock into which it is then convertible.

Each investor in the Private Placement also received a warrant exercisable for a number of shares of Common Stock equal to 25% of the number of shares of Common Stock into which the Series B Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.25 per share. At any time after the six month anniversary of the Closing Date and provided that the shares of Common Stock issuable upon exercise of the warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the warrants may also be exercised by means of a “cashless exercise.” Both the Series B Preferred Stock and the warrants include antidilution provisions that, if triggered, could result in a reduction of the conversion price of the Series B Preferred Stock or the exercise price of the warrants, but not below $3.00 per share. The warrants have a fair value of $1,069,433 based on the Black-Scholes option pricing method.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In connection with the Private Placement, the Company agreed to register the resale of the shares of Common Stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of the Warrants, all in accordance with a Registration Rights Agreement dated March 31, 2008 among the Company and each of the investors in the Private Placement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we are required to file the “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Private Placement. The Company anticipates that it will file the registration statement within the 60th day following the closing of the Private Placement.

The Series B Preferred Stock is convertible into 1,034,972 shares of common stock, at the election of the holders, at an initial conversion price of $4.25 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a Series B Preferred Stock dividend in the amount of $1,397,212 recorded during the three months ended March 31, 2008.

In connection with the Private Placement, the Company paid a commission of $321,800 by issuing an equivalent 3,218 shares of Series B Preferred Stock and warrants exercisable for 94,725 shares of Common Stock as consideration for investors introduced to the company. The warrants have a fair value of $391,524 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

Note 6 - AGREEMENTS

On March 21, 2008, the Company entered into a Test Burn Agreement with FirstEnergy Corporation for the purpose of evaluating the Company’s proprietary biofuel technology in power generation applications. The Agreement requires the Company to supply our biofuel for a test program to be performed at FirstEnergy’s Edgewater Power Plant combustion turbine facility in Lorain, Ohio. The test program includes the evaluation of both technical and environmental performance characteristics of our biofuel. The agreement also required the Company to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, provided that our aggregate obligation with respect to such expenses shall not exceed $15,000. FirstEnergy is entitled to all revenue arising from sales of electricity generated during the testing. The parties have agreed to negotiate with respect to a mutually agreeable purchase agreement for our biofuel in the event the tests are deemed successful.

On March 14, 2008, the Company entered into a lease agreement for office space in Lake Mary, Florida in connection with the relocation of its corporate headquarters to Florida. The lease commitment is for approximately 6,000 square feet of office space commencing in July 2008 for a period of sixty six months. The total rental commitment, for the entire rental period, is approximately $952,000.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On March 20, 2008, the Company paid $150,000 of the $1,000,000 payment due on March 20, 2008 under the Exclusive License Agreement.

On March 23, 2008, the Exclusive License Agreement, as amended, was further amended to extend the due date of the remaining $850,000 that was due on March 20, 2008 to the closing of the Company’s next financing, with net proceeds that exceed $850,000.

On March 28, 2008 we changed our corporate name from H2Diesel Holdings, Inc. to “New Generation Biofuels Holdings, Inc.”

Note 7 - SUBSEQUENT EVENTS

On April 3, 2008, the Company paid $850,000 that was due under the Exclusive License Agreement.

On May 13, 2008, the Company completed an offering of 35,123 shares of the Series B Preferred Stock, at a price of $100.00 per share and warrants to purchase 206,604 shares of the Company’s common stock. The gross proceeds from the issuance of 35,123 shares of Series B Preferred Stock was $3,512,300. In connection with the offering, the Company paid, as consideration for investors introduced to the Company, a commission of $278,944, which consisted of $249,344 in cash and the issuance of 296 shares of Series B Preferred Stock and warrants exercisable for 83,783 shares of the Company's common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage renewable fuels provider that holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology to manufacture alternative biofuels from vegetable oils and animal fats that we intend to market as a new class of renewable fuel for power generation, heavy equipment, marine use and as heating fuel.

Our business commenced in February 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, entering into test burn agreements and conducting test burns at power generation facilities, entering an agreement with our strategic partner Twin Rivers to construct a pilot production facility and raising capital. Although we have completed successful test burns, we have not yet entered into any contracts for the sale of our biofuel or generated revenues from our principal business. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of March 31, 2008, we had an accumulated deficit of $20.5 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and other initiatives, including potentially the financing of future acquisitions.

Our long-term business strategy consists of developing two revenue streams: (1) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell our chemical additive and/or biofuel using our proprietary technology and (2) the collection of royalties through sublicensing our proprietary technology. Our near-term business strategy is focusing on direct sales of our biofuel produced at manufacturing plants that we may purchase or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program where we are working with a number of energy producers to validate our biofuel. We have completed a number of test burns and are scheduled to conduct more in the near future. In addition, we are working to improve our ability to produce our biofuel and have entered into negotiations for the construction of a manufacturing plant. We are engaged in a highly competitive business where we compete with petroleum-based fuels and other alternative fuels, but, we believe we have a competitive advantage because we are able to utilize multiple raw materials in the production of our biofuel without significant impact on the performance of our product. We are actively pursuing our eligibility and qualification for tax credits and other government incentives. To date, we have not recognized any revenue or any costs of revenue. Our costs have consisted mainly of research and development relating to our product and general and administrative costs.

Financial Operations Overview

Research and Development Costs

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Milford, Connecticut. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. From inception through March 31, 2008, we have incurred aggregate research and development costs of approximately $1.1 million.

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

Results of Operations

Comparison of the three months ended March 31, 2008 and the three months ended March 31, 2007

Research and Development Expenses

Research and development expenses were approximately $0.2 million for the three months ended March 31, 2008 compared to $0.1 million for the three months ended March 31, 2007. The increase in research and development expenses in 2008 reflects primarily the cost of conducting test burns and costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2008 compared to $1.1 million for the three months ended March 31, 2007. The increase of $0.8 million in 2008 over the prior period was primarily attributable to increased expense associated with stock options and warrants and an increase in personnel and related costs to support the company’s growth.

Interest Expense

Interest expense was approximately $154,000 for the three months ended March 31, 2008 compared to approximately $194,000 for the three months ended March 31, 2007. Interest expense consists of interest incurred related to the License Agreement payable.

Gain/Loss on fair value adjustment

Loss on fair value adjustment was $20,404 for the three months ended March 31, 2008 compared to a gain of approximately $446,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Liquidity

At March 31, 2008, we had $4.5 million in cash.

Several existing commitments that require significant expenditures may continue to impact our liquidity. Under the license agreement with the inventor of our proprietary technology, we paid $850,000 in April 2008 and are required to pay an additional $1.0 million over each of the next six years, for future aggregate remaining payments totaling $6.0 million. We have to pay various costs under our arrangements with Twin Rivers and will need to fund costs associated with the manufacture of biofuel at our pilot and any future production facilities. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations. The operation and development of our business will require substantial additional capital, including funding our operations. Like other development stage companies, we will need additional financing to fund our future operations and cover our losses, even though we expect our cash on hand to be sufficient to fund operations for the remainder of 2008.

Cash Flows

Net cash used in operating activities was approximately $1.1 million for the three months ended March 31, 2008 primarily reflecting our net loss of $2.3 million, partially offset by $1.1 million in non-cash stock-based compensation expense and approximately $0.2 million in non-cash amortization expense associated with our license agreement payable. Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2007, primarily reflecting our net loss of approximately $1.0 million, partially offset by $0.6 million in non-cash stock-based compensation expense, $0.2 million in non-cash amortization expense associated with our license agreement payable and a gain on fair value adjustment of approximately $0.4 million.

Net cash used in investing activities was zero for the three months ended March 31, 2008 and 2007.

Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2008, and consisted principally of approximately $4.1 million in net proceeds from the issuance of preferred stock, partially offset by approximately $0.2 million in payments for our License Agreement.

Net cash provided by financing activities was zero for the three months ended March 31, 2007.

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

Although we expect our cash on hand at March 31, 2008 to be sufficient to fund operations for the remainder of 2008, we will need additional financing to fund future operations and cover our net losses . We would likely seek such funding through public or private financings or some combination of them. Additional funding may not be available to us on acceptable terms, or at all. Given our need for capital, we may raise money on an opportunistic basis when the market makes it attractive to do so.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately negotiated transactions with accredited investors. In March 2008 we raised $4,076,800 in gross proceeds from the sale of shares Series B Convertible Preferred Stock, initially convertible at a conversion price of $4.25 per share, and warrants with an initial exercise price of $6.25 per share.

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

We expect that our available cash and interest income will be sufficient to finance currently planned activities through March of 2009. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.” Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include, among others, the extent of development and testing of the technology needed before commercial operation, the nature and timing of licensing and sublicensing activities, costs of plant construction, sales expenses, hiring qualified management and employees, responding to competitive pressures and complying with regulatory requirements. If we are successful, the expansion of our business will require us to commit capital that substantially exceeds our current financial resources. Any needed financing may not be available on favorable terms, if at all.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to “smaller reporting companies” under Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, including the detailed discussion of these control deficiencies under Management’s Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls or internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the quarter ended March 31, 2008, we continued to implement the steps outlined in our 2007 Form 10-K that we believe will eliminate these material weaknesses and improve the effectiveness of our internal controls over financial reporting.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following material risk and those incorporated by reference herein from our Annual Report on Form 10-K for the year ended December 31, 2007, together with the other information contained in our SEC filings, before you decide to invest in our common stock.  If any of these risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Common Stock

Our Series B Preferred Stock and warrants issued in our March and May 2008 private placement include antidilution provisions that, if triggered, could dilute the ownership interests of our existing common stockholders.

Both the Series B Preferred Stock and the warrants issued in our March and May 2008 private placement include antidilution provisions that, if triggered, would result in the issuance of additional shares that would dilute the interests of existing common stockholders. These antidilution provisions will apply if we issue equity in certain capital-raising transactions for a price below the $4.25 conversion price of the Series B Preferred Stock or the $6.25 exercise price of the warrants within the first to occur of one year from the date of registration of the underlying common stock from the private placement or 18 months from the respective closing dates, March 31, 2008 or May 13, 2008. If these provisions are triggered, the conversion price of the Series B Preferred Stock or the exercise price of the warrants would be adjusted downward, but not below a floor of $3.00 per share. Any sales of additional equity that trigger these antidilution provisions could be disproportionately dilutive and adversely affect the prevailing market prices of our common stock. The existence of conversion features also may result in short selling of our common stock that may further depress the market price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 31, 2008).

3.2
Articles of Amendment to the Articles of Incorporation relating to our Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed March 31, 2008).

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 10-K, filed March 31, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 26, 2006).

4.2	Form of $6.00 Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K, filed March 31, 2008).

4.3	Form of $5.25 Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 10-K, filed March 31, 2008).

4.4	Form of $6.25 Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on 8-K filed March 31, 2008).

31.1	Certification of the President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	By: /s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer

Date: May 14, 2008	By: /s/ Cary J. Claiborne
Cary J. Claiborne
Chief Financial Officer