Form 10-K/A
period 2007-12-31
New Generation Biofuels Holdings, Inc
filed 2008-07-25
CIK 1268236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No.  001-34022

NEW GENERATION BIOFUELS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State of Incorporation)	(I.R.S. Employer Identification No.)

1000 Primera Boulevard
Lake Mary, Florida 32746
(Address of Principal Executive Offices, Including Zip Code)

(443) 535-8660
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.001 per share	American Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”) for the purpose of filing Exhibit 10.30 that was inadvertently excluded from the original filing. This amendment does not update or modify in any way other disclosures in our 2007 10-K and does not reflect events occurring after the original filing date of March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Generation Biofuels Holdings, Inc

By: /s/ David A. Gillespie
David A. Gillespie President and Chief Executive Officer

Date: July 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Gillespie	President, Chief Executive Officer and Director	July 24, 2008
David A. Gillespie	(Principal Executive Officer)

/s/ Cary J. Claiborne	Chief Executive Financial Officer	July 24, 2008
Cary J. Claiborne	(Principal Financial and Accounting Officer)

/s/ Lee S. Rosen*	Chairman of the Board	July 24, 2008
Lee S. Rosen

/s/ Phillip E. Pearce*	Director	July 24, 2008
Phillip E. Pearce

/s/ John E. Mack*	Director	July 24, 2008
John E. Mack

/s/ James R. Sheppard, Jr.*	Director	July 24, 2008
James R. Sheppard, Jr.

/s/ Steven F. Gilliland*	Director	July 24, 2008
Steven F. Gilliland

*By:	/s/ David A. Gillespie
David A. Gillespie, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 31, 2008).
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

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed October 26, 2006).
10.24	Form of Registration Rights Agreement for May/June (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed May 15, 2007).
10.25†	Form of Registration Rights Agreement for the December 2007 Private Placement.
10.26†	Form of Registration Rights Agreement for the March 2008 Private Placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 31, 2008).
10.27	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2006).
10.28	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2006).
10.29	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed October 26, 2006).
10.30††	Option Agreement dated December 19, 2008 between Cary J. Claiborne and H2Diesel Holdings, Inc.
10.31	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007).
10.32	Option Agreement dated April 24, 2007, between Kim Johnson and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 15, 2007).
14.1†	Code of Business Conduct and Ethics adopted November 13, 2007.
21.1†	Subsidiaries of New Generation Biofuels Holdings, Inc.
24.1†	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).
31.1††	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2††	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

________________
†	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008.
††	Filed herewith.

* Management contract or compensatory plan or arrangement.