Form 10-Q
period 2008-06-30
New Generation Biofuels Holdings, Inc
filed 2008-08-14
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 1-34022

NEW GENERATION BIOFUELS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Primera Boulevard, Suite 3130
Lake Mary, Florida 32746
(Address of principal executive offices)

(443) 535-8660
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

At July 31, 2008, the registrant had 18,872,712 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of June 30, 2008
	(Unaudited) and December 31, 2007	3

	Consolidated statements of operations for the three and six months ended June 30, 2008 (Unaudited), for the three and six months ended June 30, 2007 (Unaudited) and for the period from February 28, 2006 (Inception) through June 30, 2008 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the six months ended June 30, 2008 (Unaudited)	5

	Consolidated statements of cash flows for the six months ended June 30, 2008 (Unaudited), for the six months ended June 30, 2007 (Unaudited) and for the period from February 28, 2006 (Inception) through June 30, 2008 (Unaudited)	6

	Notes to consolidated financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures		27

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$5,478,083	$1,644,145
Prepaid expenses	85,421	84,968
Total current assets	5,563,504	1,729,113

License agreement	8,061,300	8,061,300

TOTAL ASSETS	$13,624,804	$9,790,413

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

Accounts payable and accrued expenses	$630,025	$634,587
Loan payable-related party	50,000	50,000
License agreement payable-current portion (net of unamortized discount of $328,402 and $78,153)	671,598	921,847
Accrued dividend on preferred stock	496,505	210,275
Liability under registration rights agreement	82,500	78,956
Total current liabilities	1,930,628	1,895,665

License agreement payable
(net of unamortized discount of $1,456,961 and $1,993,830)	3,543,039	4,006,170
	5,473,667	5,901,835

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 29,900 and 42,050 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,155,326	1,624,798
Series B Cumulative Convertible Preferred Stock: $100 stated value, 250,000 shares authorized, 79,405 shares issued and outstanding as of June 30, 2008	5,556,361	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,872,712 and 18,165,793 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	18,872	18,166
Additional paid-in-capital	26,431,735	18,955,101
Deficit accumulated during the development stage	(25,011,157)	(16,709,487)
Total stockholders' equity	8,151,137	3,888,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,624,804	$9,790,413

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from February 28, 2006 (Inception) to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Research and development expenses	$145,931	$99,457	$342,772	$202,739	$1,206,222
Merger expenses	-	-	-	-	340,000
General and administrative expenses	2,149,451	1,024,273	4,048,878	2,144,121	15,866,995
Legal settlement	359,595	-	359,595	-	359,595
Total operating expenses	2,654,977	1,123,730	4,751,245	2,346,860	17,772,812

Net loss from operations	(2,654,977)	(1,123,730)	(4,751,245)	(2,346,860)	(17,772,812)

Interest income	11,320	7,429	16,589	7,429	66,123

Interest expense	(132,178)	(195,835)	(286,620)	(389,518)	(1,699,085)

Other expense	-	-	-	-	(250,000)

(Loss) gain on fair value adjustment	(9,765)	104,940	(30,169)	550,935	601,267

Net loss	(2,785,600)	(1,207,196)	(5,051,445)	(2,178,014)	(19,054,507)

Preferred dividends	(1,772,475)	(2,535,586)	(3,250,225)	(2,535,586)	(5,956,650)

Net loss available to common shareholders	$(4,558,075)	$(3,742,782)	$(8,301,670)	$(4,713,600)	$(25,011,157)

Basic and diluted net loss per share	$(0.24)	$(0.22)	$(0.45)	$(0.28)

Weighted average number of shares outstanding	18,639,757	17,091,250	18,434,664	17,091,250

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months ended June 30, 2008

	Common Stock		Preferred Stock - Series A		Preferred Stock -Series B		Additional	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 1, 2008	18,165,793	$18,166	42,050	$1,624,798	-	$-	$18,955,101	$(16,709,487)	$3,888,578

Compensation expense associated with options	-	-	-	-	-	-	1,201,941	-	1,201,941
Issuance of options and warrants for services rendered	-	-	-	-	-	-	462,148	-	462,148
Issuance of common stock for services rendered	16,250	16	-	-	-	-	78,484	-	78,500
Issuance of common stock - registration rights agreement	35,486	35	-	-	-	-	212,880	-	212,915
Issuance of preferred stock and warrants in private offering	-	-	-	-	79,405	5,556,361	2,032,739	-	7,589,100
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	-	-	2,963,995	(2,963,995)	-
Private placement costs	-	-	-	-	-	-	(401,450)	-	(401,450)
Conversion of preferred stock into common stock	303,750	304	(12,150)	(469,472)	-	-	469,168	-	-
Exercise of warrants into common stock	351,433	351	-	-	-	-	456,729	-	457,080
Dividends accrued on preferred stock	-	-	-	-	-	-	-	(286,230)	(286,230)
Net loss	-	-	-	-	-	-	-	(5,051,445)	(5,051,445)

Balance at June 30, 2008	18,872,712	$18,872	29,900	$1,155,326	79,405	$5,556,361	$26,431,735	$(25,011,157)	$8,151,137

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Six Months ended June 30, 2008	For the Six Months ended June 30, 2007	For the Period from February 28, 2006 (Inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,051,445)	$(2,178,014)	$(19,054,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount	286,620	389,518	1,699,085
Compensation expense associated with stock options	1,201,941	1,065,530	6,193,331
Issuance of common stock, options and warrants for services rendered	540,648	-	2,826,131
Penalty share expense	186,291	-	186,291
Loss (gain) on fair value adjustment	30,169	(550,935)	(601,267)

Changes in operating assets and liabilities:
Prepaid expenses	(453)	25,275	(85,421)
Accounts payable and accrued expenses	(4,563)	147,240	630,024

Net cash used in operating activities	(2,810,792)	(1,101,386)	(8,206,333)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of License Agreement	-	-	(1,500,000)
Cash used in investing activities	-	-	(1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments for license agreement payable	(1,000,000)	-	(3,500,000)
Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offering issuances of common stock, net of costs	-	-	6,405,483
Proceeds from private offering issuance of preferred stock, net of costs	7,187,650	3,848,649	11,006,299
Proceeds from the exercise of warrants	457,080	-	457,080
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable - related party	-	-	50,000
Net cash provided by financing activities	6,644,730	3,848,649	15,184,416
Net increase in cash and cash equivalents	3,833,938	2,747,263	5,478,083
Cash and cash equivalents - beginning of period	1,644,145	1,031,923	-
Cash and cash equivalents - end of period	$5,478,083	$3,779,186	$5,478,083

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$-	$-	$6,015,552
License Agreement acquired in exchange for issuance of common stock	$-	$-	$545,747
Preferred Stock Dividend	$286,230	$-	$496,505

The accompanying notes are an integral part of these consolidated financial statements.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 1 – ORGANIZATION AND PLAN OF OPERATION

New Generation Biofuels Holdings, Inc. (the “Company”), formerly known as H2Diesel Holdings, Inc., a Florida corporation, is a development stage company that through its wholly owned subsidiary, New Generation Biofuels, Inc., formerly known as H2Diesel Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology (the “Technology”) to manufacture alternative biofuels from vegetable oils and animal fats that the Company intends to market as a new class of renewable fuel for power generation, heavy equipment, marine use and as heating fuel.

The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $19.1 million and negative cash flows from operating activities of $8.2 million since Inception. The Company is obligated to pay $6.0 million in additional payments under the Master License, of which $1.0 million is due in March 2009. The Company has fully funded its operating budget for 2008 but intends to raise additional financing during 2008 to fund subsequent operating budgets and long term business objectives, if such financing is available on favorable terms. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

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

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of June 30, 2008 and 2007, there were 11,041,315 and 9,638,625, respectively, shares of common stock equivalents including options (6,005,000 shares of common stock as of June 30, 2008 and 4,405,000 shares of common stock as of June 30, 2007), non employee options (1,591,000 shares of common stock as of June 30, 2008 and 1,531,000 shares of common stock as of June 30, 2007) and warrants (3,445,315 shares of common stock as of June 30, 2008 and 3,702,625 shares of common stock as of June 30, 2007) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of June 30, 2008 and 2007 there were 29,900 and 42,550, respectively, shares of Series A Convertible Preferred Stock which are convertible into 747,500 and 1,063,750, respectively, shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well. As of June 30, 2008 there were 79,405 shares of Series B Convertible Preferred Stock which are convertible into 1,868,353 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

Stock Based Compensation

The Company issues stock as compensation to employees and outside consultants for services provided to the Company. Employee share-based awards are accounted for in accordance with SFAS 123R, “Share-Based Payment”, which requires the Company to measure the cost of employee services received based on the grant date fair value of the award and be recognized as an expense over the requisite service period. The Company reports any tax benefits resulting from tax deductions in excess of share based compensation expense recognized as a source of financing cash flows with an offsetting amount classified as a use of operating cash flows. The Company accounts for non-employee share-based awards in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instrument issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider for goods or services as described in EITF 96-18.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Note 3 - OPTIONS

In October 2007, the Company’s board of directors approved an Omnibus Incentive Plan (the "Incentive Plan") to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The Company’s shareholders approved the Incentive Plan at their annual meeting in November 2007. Options granted under the Incentive Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares of common stock that are reserved for issuance under the Incentive Plan must not exceed 2.7 million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant dates; generally vest from 0 to 3 years of continuous service and have a 10 year contractual term.

Prior to November 2007, the Company issued stock options to employees based on employment and other agreements and issued stock options to non-employees based on contractual agreements. Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date; generally vest from 0 to 3 years of continuous service and have a 5 to 10 year contractual term.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of option and warrant grants on the date of grant. The following table summarizes information about the stock options outstanding at June 30, 2008:

Weighted Average Exercise Price	$2.69
Expected Life	5 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	3.08%

Employee Options

A summary of the status of the Company’s options outstanding as of June 30, 2008 and the changes during the year ending on that date is presented below:

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	5,605,000	$2.63	8.54
Granted	400,000	$3.50	9.54
Options outstanding at June 30, 2008	6,005,000	$2.69	8.37
Vested and expected to vest - June 30, 2008	4,460,000	$2.63	8.30	$10,553,750

Options exercisable at June 30, 2008	3,415,000	$2.53	8.28	$8,479,500

Options outstanding at June 30, 2008 have an exercise price of $1.50 to $10.50 per share. Options exercisable at June 30, 2008 do not include 1,545,000 performance based options. For the six months ended June 30, 2008 and 2007, the Company recorded a non-cash compensation charge of $1,193,411 and $996,163 respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2008. This amount changes based upon changes in the fair market value of the Company’s common stock. As of June 30, 2008, $1,500,831 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years and six months.

Non Employee Options

The Company has issued options in exchange for services rendered. The table below summarizes stock option information with respect to all non employee stock options as of June 30, 2008:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	1,531,000	$6.01
Granted	60,000	$6.40
Options outstanding at June 30, 2008	1,591,000	$6.02
Options exercisable at June 30, 2008	81,000	$6.10

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Non employee options outstanding at June 30, 2008 have an exercise price of $6.00 to $6.40 per share. Options exercisable at June 30, 2008 do not include 1,485,000 performance based options. For the six months ended June 30, 2008 and 2007, the Company recorded a non-cash compensation charge of $329,821 and $24,706 respectively. As of June 30, 2008, $96,357 of the total unrecognized compensation costs related to non employee stock options is expected to be recognized over a period of approximately six months.

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s board of directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives. The Equity Compensation Plan generally contemplates annual restricted stock grants under the Incentive Plan based on achieving certain performance targets and vesting annually over three years. The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions.

In May 2008, the Company granted under the Equity Compensation Plan 31,989 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the American Stock Exchange on the date the grant was approved by the Compensation Committee. For the period ended June 30, 2008, the Company recorded a non cash compensation expense of $8,530. As of June 30, 2008, $196,199 of the total unrecognized compensation costs related to restricted stock grants is expected to be recognized over a period of approximately three years.

Note 4  – LOSS / GAIN ON FAIR VALUE ADJUSTMENT

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. As of December 31, 2006, the Company had not filed a “resale” registration statement for the October 2006 offering (the “October 2006 Offering”). On January 1, 2007, the Company recorded a liability for 6% of the shares issued in the October 2006 Offering. The Company recorded a $1,574,100 contingent liability based on the Company’s stock price at that date. For the six months ended June 30, 2007, the Company recorded a gain on fair value adjustment of $550,935 related to this liability as the Company’s stock price declined during this period.

On December 14, 2007, the Company determined that they would not be able to file a “resale” registration statement for the December 2007 offering (the “December 2007 Offering”) within 30 days. The Company anticipated that they would file by April 30, 2008 and recorded a liability of $78,956 for 2% of the shares issued in the December 2007 Offering. For the six months ended June 30, 2008, the Company recorded a loss on fair value adjustment of $30,169 related to this liability as the Company’s stock price declined during this period.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Company filed the registration statement on May 30, 2008. Since the Company filed its registration statement late and it has not been declared effective by the SEC within 180 days of the initial required filing date, for the six months ended June 30, 2008, the Company recorded an additional expense of $186,291 for 4% of the shares issued in the December 2007 Offering, up to the maximum penalty of 6% which is included in general and administrative expenses on the consolidated statement of operations.

In May 2008, the Company issued 35,486 shares of common stock representing penalty shares of 4% of shares issued in the December 2007 Offering.

In August 2008, the Company issued 17,743 shares of common stock representing the balance of penalty shares of 2% of the shares issued in the December 2007 Offering.

Note 5 – PREFERRED STOCK

Series A Preferred Stock

On May 9, 2007, the Company completed the offering (the “Series A Private Placement”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at price of $100.00 per share to “accredited investors” as defined under the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds were $2,795,000. Under the terms of the Series A Private Placement, each investor had the option to purchase additional securities up to the amount initially purchased on the same terms as those of the Series A Private Placement (the “Subscriber Option”). On June 8, 2007, the Company sold an additional 14,600 shares of Series A Preferred Stock at price of $100.00 per share in connection with exercises of the Subscriber Option. The gross proceeds were $1,460,000.

At any time prior to the third anniversary of the initial date of issuance, any holder of Series A Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock calculated by multiplying the number of shares to be converted by such shares’ “stated value” (i.e, $100 per share plus the amount of all dividends accumulated thereon) and dividing the result by the “conversion price” then in effect.  The initial conversion price of each share of Series A Preferred Stock is $4.00, and each share of Series A Preferred Stock is initially convertible into 25 shares of our common stock.  Upon the third anniversary of the date of issuance, each share of Series A Preferred Stock shall automatically, and without any action on the part of the holder, convert into that number of shares of our common stock computed by dividing such share’s “stated value” by the “conversion price” then in effect.  The “conversion price” is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of our common stock. The Series A Preferred Stock is not redeemable.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock. For the six months ended June 30, 2008 the Company accrued dividends for the Series A Preferred Stock of $161,236 which is included in accounts payable and accrued expenses.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, June 30, 2008, the liquidation value of the Series A Preferred Stock was $3,361,511.

Each investor in the Series A Private Placement also received a warrant exercisable for a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series A Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.00 per share. At any time following the first anniversary of the Closing Date and provided that the shares of Common Stock issuable upon exercise of the Warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the Warrants may also be exercised by means of a “cashless exercise.” The warrants have a fair value of $2,610,882 based on the Black-Scholes options pricing method.

Series B Preferred Stock

On March 31, 2008, the Company completed the offering (the “Series B Private Placement”) of a total 43,986 shares of the Company’s newly issued Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a price of $100.00 per share to “accredited investors” under the Securities Act. The gross proceeds from the issuance of 40,768 shares of Series B Preferred Stock was $4,076,800. In addition, the Company issued 3,218 shares of Series B Preferred Stock as commission in connection with the Private Placement.

On May 13, 2008, the Company completed a second closing of the Series B Private Placement”) of a total 35,419 shares of the Company’s Series B Preferred Stock. The gross proceeds from the issuance of 35,123 shares of Series B Preferred Stock was $3,512,300. In addition, the Company issued 296 shares of Series B Preferred Stock as commission in connection with the Private Placement. In summary, in the offering that was closed on March 31, 2008 and May 13, 2008, the Company sold a total of 75,891 shares of Series B Preferred Stock and warrants to purchase 446,413 shares of its common stock for total gross proceeds of $7,589,100.

The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock also is not redeemable.

At any time prior to the third anniversary of the date of issuance, any holder of Series B Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock calculated by dividing the sum of the Stated Value and all accrued dividends not previously paid or added to the Stated Value to the date of such conversion by the Series B Conversion Price then in effect. Upon the third anniversary of the initial issue date of the Series B Preferred Stock, each share of Series B Preferred Stock will automatically convert into the number of shares of common stock into which it is then convertible. The initial conversion price is $4.25 per share, subject to adjustment upon the occurrence of certain major corporate events such as reorganizations and stock splits (the “Series B Conversion Price”).

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the Stated Value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the Board and paid by the Company on the Common Stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the Stated Value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at Stated Value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in Stated Value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. For the six months ended June 30, 2008, the Company accrued dividends on the Series B Preferred Stock of $124,994.

The Series B Preferred Stock is convertible into 1,868,367 shares of common stock, at the election of the holders, at an initial conversion price of $4.25 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a Series B Preferred Stock dividend in the amount of $2,963,995 recorded during the six months ended June 30, 2008.

Upon any Liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of Common Stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the Stated Value plus all accrued dividends not previously paid or added to Stated Value. As of the most recent balance sheet date, June 30, 2008, the liquidation value of the Series B Preferred Stock was $8,065,494.

Each investor in the Series B Private Placement also received a warrant exercisable for a number of shares of Common Stock equal to 25% of the number of shares of Common Stock into which the Series B Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.25 per share. Both the Series B Preferred Stock and the warrants include antidilution provisions that, if triggered, could result in a reduction of the conversion price of the Series B Preferred Stock or the exercise price of the warrants, but not below $3.00 per share. The warrants have a fair value of $2,032,739 based on the Black-Scholes option pricing method.

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company is required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement. The Company filed the registration statement on May 30, 2008, within the required time period. As of August 14, 2008, the registration statement was not yet effective.

If at any time prior to the first to occur of (i) the first anniversary of the registration of the common stock underlying the Series B Preferred Stock or (ii) 18 months after the closing , the Company issues any additional shares of common stock with a purchase price less than the Conversion Price of the Series B Preferred Stock, or additional convertible securities with a conversion price less than the Conversion Price of the Series B Preferred Stock, the Conversion Price of the Series B Preferred Stock will be reduced to the purchase price at which such common stock has been issued or the conversion price of such additional convertible securities, but not below a Conversion Price of $3.00 per share. The antidilution adjustments in the Series B Preferred Stock and warrants will not apply to certain issuances of equity securities or warrants, including those not issued in capital-raising transactions (such as to customers, suppliers, joint venture partners or in connection with acquisitions of property) or in connection with equity award or options granted by the Company to employees, consultants and directors under employee benefit plans approved by the Board of Directors under which options generally are granted with exercise prices at least equal to the Company’s stock price on the grant dates.

In connection with the Series B Private Placement, the Company paid a commission of $249,288, issued 3,514 shares of Series B Preferred Stock and warrants exercisable for 197,437 shares of common stock as consideration for investors introduced to the company. The warrants have a fair value of $770,858 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

Note 6 – AGREEMENTS

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

New Generation Biofuels Holdings, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On March 20, 2008, the Company paid $150,000 of the $1,000,000 payment due on March 20, 2008 under the Exclusive License Agreement. On March 23, 2008, the Exclusive License Agreement, as amended, was further amended to extend the due date of the remaining $850,000 that was due on March 20, 2008 to the closing of the Company’s next financing, with net proceeds that exceed $850,000. On April 3, 2008, the Company paid the $850,000 that was due under the Exclusive License Agreement.

On March 21, 2008, the Company entered into a test burn agreement with FirstEnergy Corporation to evaluate the Company’s proprietary biofuel technology in power generation applications. The Agreement requires the Company to supply its biofuel for a test program to be performed at FirstEnergy’s Edgewater Power Plant combustion turbine facility in Lorain, Ohio. The test program includes the evaluation of both technical and environmental performance characteristics of its biofuel. The agreement also required the Company to pay 50% of all costs of environmental emissions testing conducted in connection with the test program, provided that its aggregate obligation with respect to such expenses shall not exceed $15,000. FirstEnergy is entitled to all revenue arising from sales of electricity generated during the testing. The parties have agreed to negotiate a mutually agreeable biofuel purchase agreement in the event the tests are deemed successful.

On June 2, 2008, the Company entered into a biofuel sales agreement with Dynegy Oakland LLC, a subsidiary of Dynegy, Inc. The agreement provides for Dynegy to purchase up to 1.7 million gallons of biofuel per year for use at Dynegy’s power plant in Oakland, California, based on Dynegy’s forecasts of a portion of the historical fuel consumption at their facility. There is no minimum purchase requirement. The product price is based on a variable pricing formula. The contract is for a term until March 31, 2010 and month to month thereafter unless terminated by either party at any time with at least sixty day written notice.

In August 2007, the Company entered into an equipment rental agreement with the equipment manufacturer for a nominal fee for equipment used in the production process at the Twin Rivers plant facility.

Note 7 – LEGAL PROCEEDINGS

In August 2008, the Company settled a lawsuit with a former consultant involving claims for breach of contract and specific performance in order to avoid uncertainties and potential litigation expenses. Pursuant to the settlement, the Company modified the exercise price  of  the common stock warrants originally issued to the former consultant. Accordingly, for the six months ended June 30, 2008, the Company recorded a non-cash legal settlement expense of $359,595.

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

Our business commenced in February 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, conducting test burns at power generation facilities, entering into an agreement with our strategic partner Twin Rivers to construct a pilot production facility, entering into a biofuel sales agreement, and raising equity capital. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of June 30, 2008, we had an accumulated deficit of $25.0 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and other initiatives, including potentially the financing of future acquisitions.

Our long-term business strategy consists of developing two revenue streams: (1) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell our chemical additive and/or biofuel using our proprietary technology and (2) the collection of royalties through sublicensing our proprietary technology. Our near-term business strategy is focusing on direct sales of our biofuel produced at manufacturing plants that we may purchase or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program where we are working with a number of energy producers to validate our biofuel. We have completed a number of test burns and are scheduled to conduct more in the near future. In addition, we are working to improve our ability to produce our biofuel and are continuing negotiations to lease or construct production facilities. We are engaged in a highly competitive business where we compete with petroleum-based fuels and other alternative fuels, but, we believe we have a competitive advantage because we have the flexibility to utilize multiple raw materials in the production of our biofuel without significant impact on the performance of our product. We are actively pursuing our eligibility and qualification for tax credits and other government incentives. To date, we have entered into one biofuel sales agreement but have not recognized any revenue or any costs of revenue. Our costs have consisted mainly of research and development relating to our product and general and administrative costs.

Financial Operations Overview

Research and Development Costs

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Milford, Connecticut. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. From inception through June 30, 2008, we have incurred aggregate research and development costs of approximately $1.2 million.

Our research and development costs consist of expenses incurred in identifying, developing and testing our product. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel. We have eight employees, all of whom are full time executives.

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

Results of Operations

Comparison of the three months ended June 30, 2008 and the three months ended June 30, 2007

Research and Development Expenses

Research and development expenses were approximately $146,000 for the three months ended June 30, 2008 compared to approximately $99,000 for the three months ended June 30, 2007. The increase in research and development expenses in 2008 reflects primarily the cost of conducting test burns and costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended June 30, 2008 compared to $1.0 million for the three months ended June 30, 2007. The increase of $1.1 million in 2008 over the prior period was primarily attributable to increased expense associated with stock options and warrants and an increase in personnel and related costs to support the company’s growth.

Interest Expense

Interest expense was approximately $0.1 million for the three months ended June 30, 2008 compared to approximately $0.2 million for the three months ended June 30, 2007. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Gain/Loss on fair value adjustment

Loss on fair value adjustment was approximately $10,000 for the three months ended June 30, 2008 compared to a gain of approximately $105,000 for the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2008 and the six months ended June 30, 2007

Research and Development Expenses

Research and development expenses were approximately $0.3 million for the six months ended June 30, 2008 compared to $0.2 million for the six months ended June 30, 2007. The increase in research and development expenses in 2008 reflects primarily the cost of conducting test burns and costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the six months ended June 30, 2008 compared to $2.1 million for the six months ended June 30, 2007. The increase of $1.9 million in 2008 over the prior period was primarily attributable to increased expense associated with stock options and warrants and an increase in personnel and related costs to support the company’s growth.

Interest Expense

Interest expense was approximately $0.3 million for the six months ended June 30, 2008 compared to approximately $0.4 million for the six months ended June 30, 2007. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Gain/Loss on fair value adjustment

Loss on fair value adjustment was $30,169 for the six months ended June 30, 2008 compared to a gain of approximately $551,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

Liquidity

At June 30, 2008, we had $5.5 million in cash.

Several existing commitments that require significant expenditures may continue to impact our liquidity. Under the license agreement with the inventor of our proprietary technology, we paid $1,000,000 in 2008 and are required to pay an additional $6.0 million over the next six years, with the next $1.0 million payment due in March 2009. We have to pay various costs under our arrangements with Twin Rivers and will need to fund costs associated with the manufacture of biofuel at our pilot and any future production facilities. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations. We have fully funded our operating budget for 2008 and expect our available cash as of June 30, 2008 to be sufficient to fund our estimated $4 million cash requirements for the next 12 months. However, we intend to raise additional financing during 2008 to fund subsequent operating budgets and long term business growth objectives if such financing is available on favorable terms. We would likely seek such funding through public or private financings or some combination of them.

Cash Flows

Net cash used in operating activities was approximately $2.8 million for the six months ended June 30, 2008 primarily reflecting our net loss of $5.0 million, partially offset by $1.7 million in non-cash stock-based compensation expense, approximately $0.2 million in non-cash penalty share expense and $0.3 million in non-cash amortization expense associated with our license agreement payable.

Net cash used in investing activities was zero for the six months ended June 30, 2008.

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2008, and consisted principally of $7.2 million in net proceeds from the issuance of preferred stock, $0.5 in proceeds from the exercise of warrants and partially offset by $1.0 million in payments for our License Agreement.

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

Although we expect our cash on hand at June 30, 2008 to be sufficient to fund operations for the next twelve months, we will need additional financing to fund future operations and capital expenditures and to cover our net losses. We would likely seek such funding through public or private financings or some combination of them. Additional funding may not be available to us on acceptable terms, or at all. Given our need for capital, we may raise money on an opportunistic basis when the market makes it attractive to do so.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately negotiated transactions with accredited investors. In 2008, we have raised $7,589,100 in gross proceeds from the sale of Series B Convertible Preferred Stock with a conversion price of $4.25 per share and warrants to purchase common stock with an initial exercise price of $6.25 per share.

If we raise capital through the sale of equity securities, or securities convertible into equity, dilution to our then existing shareholders would result. If we raise additional capital through debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business, financial condition and results of operations.

We expect that our available cash and interest income will be sufficient to finance currently planned activities through June 2009. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.” Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include, among others, the extent of development and testing of the technology needed before commercial operation, the nature and timing of licensing and sublicensing activities, costs of plant construction, costs of raw material feed stocks, sales expenses, hiring qualified management and employees, responding to competitive pressures and complying with regulatory requirements. If we are successful, the expansion of our business will require us to commit capital that substantially exceeds our current financial resources. Any needed financing may not be available on favorable terms, if at all.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expense. Management evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on assumptions believed to be reasonable under current facts and circumstances. The Company’s most significant estimates are the value of its exclusive, perpetual life, Master License Agreement and its useful life.

The Company recorded its Master License Agreement at cost in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The value of the Master License Agreement is tested for impairment in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires a review of the value of long-lived assets on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

The Company prepared a SFAS 144 analysis of the Master License Agreement by utilizing a relief of royalty valuation method. The premise behind this method is that a buyer would be willing to pay a royalty for the right to use a developed technology in order to gain market share, as opposed to developing a new competitive technology. Accordingly, this method measures the cash flows of the technology via the relief from the royalty on the technology that a willing buyer would typically pay. The key variables used in the relief-from-royalty method include the projected royalty base (i.e. product revenue or volume), a royalty rate and the effect of taxes.

Based on a review of the Company’s sublicensing agreement with Xethanol and other third-party licensing agreements for various alternative fuel technologies, the revenue base selected was projected gallons of biofuel production. Because of the uncertainty associated with the Company’s future production, we considered three scenarios for a sensitivity analysis. Scenarios 1 and 2 assume the Company’s production will equal 1% and 2%, respectively, of total projected U.S. biodiesel production in each of the projected periods.. Scenario 3 is based on the Company’s then current estimate of its anticipated production. We applied equal probability to each of the three scenarios.

In determining a royalty rate for the Technology, we examined the royalty rates for alternative energy related technologies, including biofuels, as well as the Company’s sublicense with Xethanol. Based on this information, we applied a $0.10 per gallon royalty. Taxes were estimated based upon a combined effective total state and federal tax rate of 40%.

Based upon our analysis the probability weighted sum of the undiscounted cash flows attributable to the Master License Agreement is greater than its carrying value. Therefore, the value of the licensed bio-fuel technology is recoverable in accordance with SFAS 144.

The useful life of the Master License Agreement was assumed to be thirteen years based on management’s assessment of the projected duration of economically competitive new product life in the alternative-energy industry.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, including the detailed discussion of these control deficiencies under Management’s Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls or internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During 2008, we implemented the steps outlined in our 2007 Form 10-K that we believe will eliminate these material weaknesses and improve the effectiveness of our internal controls over financial reporting.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, the Company implemented certain steps to improve the effectiveness of our internal control over financial reporting, including the following:

•
In December 2007, we hired a Chief Financial Officer. His responsibilities specifically include developing and implementing appropriate disclosure controls and procedures and internal controls over financial reporting.

•	In January 2008, we appointed our Chief Financial Officer as the Corporate Secretary of our Board of Directors to improve the communication flow between the Board and our accounting personnel.

•
In March 2008, we established a Disclosure Committee consisting of the senior management team to properly ensure that we are complying with disclosure requirements by addressing disclosure issues that may arise from time to time.

•	We also engaged outside resources to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

During the quarter ended June 30, 2008, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following updated risks and those incorporated by reference herein from our Annual Report on Form 10-K for the year ended December 31, 2007, together with the other information contained in our SEC filings, before you decide to invest in our common stock.  If any of these risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We may never fully realize the value of our technology license agreement, which presently is our principal asset.

We may not be successful in realizing the expected benefits from our master license agreement, which represented over 80% of our total assets as of December 31, 2007. We have not yet generated any revenues or cash flows from our biofuel and do not expect to begin to amortize the license agreement until we recognize revenues from the technology at the end of 2008 at the earliest. Further, we initially intended to use the licensed technology to generate our expected revenues without any significant modification, but we have conducted significant additional research and development to modify the basic fuel technology to meet market demands for particular fuel attributes. To date, we have incurred approximately $1,206,222 in research and development separate from our license payments, and we are continuing to incur additional research and development costs to optimize our fuels to test different feedstocks and to tailor the fuel energy output, emissions and other specifications to the specific needs of potential customers.

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

If we do not meet the American Stock Exchange (AMEX) requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

Under AMEX listing rules, our common stock could be delisted from AMEX if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity and market capitalization and minimizing losses from continuing operations over multiple years), the distribution of our publicly held securities and compliance with AMEX listing agreements and SEC rules and regulations. If our securities are delisted from AMEX, they likely will be quoted again for trading on the OTC Bulletin Board which may depress demand for our shares and limit market liquidity due to the reluctance or inability of certain investors to buy stocks on the OTC Bulletin Board. Consequently, an investor may find it more difficult to trade our securities, which may adversely affect the ability to resell securities purchased from the selling stockholders.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our common stock.
Sales of a significant number of shares of our common stock in the public market could depress the market price of our common stock. In 2007, we registered on currently effective registration statements a total of 11,173,050 shares of our common stock held by non-affiliate selling stockholders that are now eligible for trading in the public market, including shares issuable upon conversion or exercise of rights to purchase that are not currently outstanding. In 2008, we are seeking to register on pending registration statements an additional 4,809,438 shares of our common stock held by non-affiliate selling stockholders in connection with private placements of our common stock and warrants in December 2007 and our Series B convertible preferred stock and warrants in March and May 2008. Many of the shares sold to selling stockholders listed in these registration statements were offered by the Company at prices less than the recent market price of the Company’s common stock, which closed on AMEX on August 12, 2008 at $4.65 per share. In addition, we may be obligated to register shares held by Xethanol to facilitate the spinoff to Xethanol’s stockholders of the shares of our common stock issued to Xethanol in the reverse merger. Such registration would make 5,490,000 additional shares of our common stock eligible for trading in the public market. Some or all of these shares of common stock may be offered from time to time in the open market pursuant to a registration statement or Rule 144, and these sales may depress the market price for shares of our common stock.

Our common stock is thinly traded and subject to volatility.

Although our common stock is traded on AMEX, it has traded in relatively small volumes. During the second quarter of 2008, an average of only about 50,000 shares traded each day. If our common stock continues to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices, which may limit the liquidity of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2008, we completed a second closing of our private placement of Series B Convertible Preferred Stock and warrants to purchase common stock to investors who qualify as “accredited investors” under the Securities Act. In this second closing, we sold 35,123 shares of our Series B Preferred Stock at a price of $100.00 per share and five-year warrants to purchase 208,345 shares of our common stock at an exercise price of $6.25 per share (the “May Offering”). The gross proceeds from the May Offering were $3,512,300 excluding shares and warrants issued as commissions. In summary, in the offering that we closed on March 31, 2008 and May 13, 2008, we sold a total of 75,891 shares of our Series B Convertible Preferred Stock and warrants to purchase 446,413 shares of our common stock for total gross proceeds of $7,589,100. This offering was exempt from registration under the Securities Act in accordance with Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The sales were made pursuant to subscription agreements between the Company and each investor. We previously disclosed information on this offering in our Current Report on Form 8-K, filed May 14, 2008.

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

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008)

31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	By:	/s/ David A. Gillespie
David A. Gillespie President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Cary J. Claiborne
Cary J. Claiborne Chief Financial Officer (Principal Financial and Accounting Officer)