Form 10-Q
period 2008-09-30
New Generation Biofuels Holdings, Inc
filed 2008-11-07
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

(321) 363-5100
(Registrant’s telephone number, including area code)

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

At October 31, 2008, the registrant had 19,093,455 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated statements of operations for the three and nine months ended September 30, 2008 (Unaudited), for the three and nine months ended September 30, 2007 (Unaudited) and for the period from February 28, 2006 (Inception) through September 30, 2008 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the nine months ended September 30, 2008 (Unaudited)	5

	Consolidated statements of cash flows for the nine months ended September 30, 2008 (Unaudited), for the nine months ended September 30, 2007 (Unaudited) and for the period from February 28, 2006 (Inception) through September 30, 2008 (Unaudited)	6

	Notes to consolidated financial statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	23

Signatures		24

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$3,779,073	$1,644,145
Prepaid expenses	160,751	84,968
Total current assets	3,939,824	1,729,113

Property and Equipment - net	131,967	-
Deposits	82,031	-
License agreement	8,061,300	8,061,300
TOTAL ASSETS	$12,215,122	$9,790,413

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$658,565	$634,587
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $192,264 and $78,153)	807,736	921,847
Accrued dividend on preferred stock	722,480	210,275
Liability under registration rights agreement	43,986	78,956
Total current liabilities	2,282,767	1,895,665
License agreement payable
(net of unamortized discount of $1,456,961 and $1,993,830)	3,543,039	4,006,170
	5,825,806	5,901,835
Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 29,900 and 42,050 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,155,326	1,624,798
Series B Cumulative Convertible Preferred Stock: $100 stated value, 250,000 shares authorized, 79,405 shares issued and outstanding as of September 30, 2008	5,556,361	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,890,455 and 18,165,793 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	18,890	18,166
Additional paid-in-capital	27,258,267	18,955,101
Deficit accumulated during the development stage	(27,599,528)	(16,709,487)
Total stockholders' equity	6,389,316	3,888,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,215,122	$9,790,413

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from February 28, 2006 (Inception) to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	$497,773	$217,060	$840,545	$419,799	$1,703,995
Merger expenses	-	-	-	-	340,000
General and administrative expenses	1,739,009	2,151,344	5,787,887	4,295,465	17,606,004
Legal settlement	-	-	359,595	-	359,595
Total operating expenses	2,236,782	2,368,404	6,988,027	4,715,264	20,009,594

Net loss from operations	(2,236,782)	(2,368,404)	(6,988,027)	(4,715,264)	(20,009,594)

Interest income	10,525	29,389	27,114	36,818	76,648

Interest expense	(136,138)	(195,667)	(422,758)	(585,185)	(1,835,223)

Other expense	-	-	-	-	(250,000)

(Loss) gain on fair value adjustment	-	78,705	(30,169)	629,640	601,267

Net loss	(2,362,395)	(2,455,977)	(7,413,840)	(4,633,991)	(21,416,902)

Preferred dividends	(225,976)	(85,259)	(3,476,201)	(2,620,844)	(6,182,626)

Net loss available to common shareholders	$(2,588,371)	$(2,541,236)	$(10,890,041)	$(7,254,835)	$(27,599,528)

Basic and diluted net loss per share	$(0.14)	$(0.15)	$(0.59)	$(0.42)

Weighted average number of shares outstanding	18,882,266	17,258,462	18,585,469	17,147,192

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months ended September 30, 2008

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2008	18,165,793	$18,166	42,050	$1,624,798	-	$-	$18,955,101	$(16,709,487)	$3,888,578

Compensation expense associated with options	-	-	-	-	-	-	1,538,212	-	1,538,212
Issuance of options and warrants for services rendered	-	-	-	-	-	-	510,326	-	510,326
Warrant expense related to legal settlement	-	-	-	-	-	-	359,595		359,595
Issuance of common stock for services rendered	16,250	16	-	-	-	-	78,484	-	78,500
Issuance of common stock - registration rights agreement	53,229	53	-	-	-	-	295,368	-	295,421
Issuance of preferred stock and warrants in private offering	-	-	-	-	79,405	5,556,361	2,032,739	-	7,589,100
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	-	-	2,963,995	(2,963,995)	-
Private placement costs	-	-	-	-	-	-	(401,450)	-	(401,450)
Conversion of preferred stock into common stock	303,750	304	(12,150)	(469,472)	-	-	469,168	-	-
Exercise of warrants into common stock	351,433	351	-	-	-	-	456,729	-	457,080
Dividends accrued on preferred stock	-	-	-	-	-	-	-	(512,206)	(512,206)
Net loss	-	-	-	-	-	-	-	(7,413,840)	(7,413,840)

Balance at September 30, 2008	18,890,455	$18,890	29,900	$1,155,326	79,405	$5,556,361	$27,258,267	$(27,599,528)	$6,389,316

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Nine Months ended September 30, 2008	For the Nine Months ended September 30, 2007	For the Period from February 28, 2006 (Inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,413,840)	$(4,633,991)	$(21,416,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,190	-	1,190
Amortization of discount	422,758	585,185	1,835,223
Compensation expense associated with stock options	1,538,212	1,882,516	6,529,602
Compensation expense associated with accrued warrants	85,626	167,735	85,626
Issuance of common stock, options and warrants for services rendered	588,826	97,402	2,874,309
Penalty share expense	230,277	-	230,277
Warrant expense related to legal settlement	359,595	-	359,595
Loss (gain) on fair value adjustment	30,169	(629,640)	(601,267)
Changes in operating assets and liabilities:
Prepaid expenses	(75,783)	46,525	(160,751)
Deposits	(82,031)	-	(82,031)
Accounts payable and accrued expenses	(61,644)	425,765	572,943
Net cash used in operating activities	(4,376,645)	(2,058,503)	(9,772,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment	(133,157)	-	(133,157)
Acquisition of License Agreement	-	-	(1,500,000)
Cash used in investing activities	(133,157)	-	(1,633,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	(1,000,000)	(600,000)	(3,500,000)
Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offering issuances of common stock, net of costs	-	-	6,405,483
Proceeds from private offering issuance of preferred stock, net of costs	7,187,650	3,818,649	11,006,299
Proceeds from the exercise of warrants	457,080	-	457,080
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable - related party	-	-	50,000
Net cash provided by financing activities	6,644,730	3,218,649	15,184,416
Net increase in cash and cash equivalents	2,134,928	1,160,146	3,779,073
Cash and cash equivalents - beginning of period	1,644,145	1,031,923	-
Cash and cash equivalents - end of period	$3,779,073	$2,192,069	$3,779,073

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payable for License Agreement (net of discount)	$-	$-	$6,015,552
License Agreement acquired in exchange for issuance of common stock	$-	$-	$545,747
Preferred Stock Dividend	$512,206	$-	$722,481

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND GOING CONCERN

New Generation Biofuels Holdings, Inc. (the “Company”), formerly known as H2Diesel Holdings, Inc., a Florida corporation, is a development stage company that through its wholly owned subsidiary, New Generation Biofuels, Inc., formerly known as H2Diesel Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology (the “Technology”) to manufacture alternative biofuels from vegetable oils and animal fats that the Company intends to market as a new class of renewable fuel for power generation, commercial and industrial heating and marine transportation.

The Company is in the development stage and has not generated any revenues. As a result, the Company has incurred a net loss of $21.4 million and negative cash flows from operating activities of $9.8 million since Inception. The Company is obligated to pay $6 million in additional payments under the Master License, of which $1.0 million is due in February 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has fully funded its operating budget for 2008 but needs to raise additional financing during 2009 to fund operations and long term business objectives. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 5 to 7 years. Depreciation expense for the nine month ended September 30, 2008 and 2007 was $1,190 and $0, respectively.

Property and equipment consists of the following at September 30, 2008 and 2007:

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

	2008	2007

Furniture and fixtures	$69,730	$-
Property and equipment	42,627	-
Construction in progress	20,800	-
	133,157	-
Less accumulated depreciation	(1,190)	-
Fixed assets, net	$131,967	$-

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s most significant estimate is the value of its exclusive license. Other significant estimates include the valuation of shares, warrants or options issued for services and the estimated useful life of the exclusive license. The Company evaluates its estimates on an ongoing basis. Actual results could differ significantly, especially as to the estimated value of its exclusive license from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of September 30, 2008 and 2007, there were 11,446,315 and 9,345,125, respectively, shares of common stock equivalents including options (6,410,000 shares of common stock as of September 30, 2008 and 5,605,000 shares of common stock as of September 30, 2007), non employee options (1,591,000 shares of common stock as of September 30, 2008 and 1,531,000 shares of common stock as of September 30, 2007) and warrants (3,445,315 shares of common stock as of September 30, 2008 and 2,209,125 shares of common stock as of September 30, 2007) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of September 30, 2008 and 2007 there were 29,900 and 42,550, respectively, shares of Series A Convertible Preferred Stock which are convertible into 747,500 and 1,063,750, respectively, shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well. As of September 30, 2008 there were 79,405 shares of Series B Convertible Preferred Stock which are convertible into 1,868,353 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

Stock Based Compensation

The Company issues stock as compensation to employees and outside consultants for services provided to the Company. Employee share-based awards are accounted for in accordance with SFAS 123R, “Share-Based Payment”, which requires the Company to measure the cost of employee services received based on the grant date fair value of the award and be recognized as an expense over the requisite service period. The Company reports any tax benefits resulting from tax deductions in excess of stock based compensation expense recognized as a source of financing cash flows with an offsetting amount classified as a use of operating cash flows. The Company accounts for non-employee share-based awards in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instrument issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider for goods or services as described in EITF 96-18.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

NOTE 3 – OPTIONS

In October 2007, the Company’s board of directors approved an Omnibus Incentive Plan (the “Incentive Plan”) to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The Company’s shareholders approved the Incentive Plan at their annual meeting in November 2007. Options granted under the Incentive Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares of common stock that are reserved for issuance under the Incentive Plan must not exceed 2.7 million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest from 0 to 3 years of continuous service and have a 10 year contractual term.

Prior to November 2007, the Company issued stock options to employees based on employment and other agreements and issued stock options to non-employees based on contractual agreements. Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest from 0 to 3 years of continuous service and have a 5 to 10 year contractual term.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of option and warrant grants on the date of grant. The following table summarizes information about the stock options outstanding at September 30, 2008:

Weighted Average Exercise Price	$2.78
Expected Life	5 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	3.08% – 3.28%

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Employee Options

A summary of the status of the Company’s options outstanding as of September 30, 2008 and the changes during the year ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	5,605,000	$2.63	8.04
Granted	805,000	$3.88	9.56
Options outstanding at September 30, 2008	6,410,000	$2.78	8.23
Vested and expected to vest – September 30, 2008	4,760,000	$2.73	8.16	$8,100,000
Options exercisable at September 30, 2008	3,740,000	$2.58	8.03	$7,075,000

Options outstanding at September 30, 2008 have an exercise price of $1.50 to $10.50 per share. Options exercisable at September 30, 2008 do not include 1,650,000 performance based options. For the nine months ended September 30, 2008 and 2007, the Company recorded a non-cash compensation charge of $1,512,621 and $1,882,516 respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2008. This amount changes based upon changes in the fair market value of the Company’s common stock. As of September 30, 2008, $1,825,411 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years and three months.

Non Employee Options

The Company has issued options in exchange for services rendered. The table below summarizes stock option information with respect to all non employee stock options as of September 30, 2008:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	1,531,000	$6.01
Granted	60,000	$6.40
Options outstanding at September 30, 2008	1,591,000	$6.02
Options exercisable at September 30, 2008	116,000	$6.19

Non employee options outstanding at September 30, 2008 have an exercise price of $6.00 to $6.40 per share. Options exercisable at September 30, 2008 do not include 1,450,000 performance based options. For the nine months ended September 30, 2008 and 2007, the Company recorded a non-cash compensation charge of $377,999 and $49,436 respectively. As of September 30, 2008, $48,179 of the total unrecognized compensation costs related to non employee stock options is expected to be recognized over a period of approximately three months.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s board of directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives. The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years. The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions.

In May 2008, the Company issued under the Equity Compensation Plan 31,989 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the American Stock Exchange on the date the grant was approved by the Compensation Committee. For the nine months ended September 30, 2008, the Company recorded a non-cash compensation expense of $25,591. As of September 30, 2008, $179,138 of the total unrecognized compensation costs related to restricted stock grants is expected to be recognized over a period of approximately two years and nine months.

NOTE 4 – LOSS / GAIN ON FAIR VALUE ADJUSTMENT

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. As of December 31, 2006, the Company had not filed a “resale” registration statement for shares issued in connection with an October 2006 common stock offering (the “October 2006 Offering”). On January 1, 2007, the Company recorded a liability for 6% of the shares issued in the October 2006 Offering. The Company recorded a $1,574,100 contingent liability based on the Company’s stock price at that date. For the nine months ended September 30, 2007, the Company recorded a gain on fair value adjustment of $629,640 related to this liability as the Company’s stock price declined during this period.

On December 14, 2007, the Company determined that they would not be able to file a “resale” registration statement for the December 2007 common stock offering (the “December 2007 Offering”) within 30 days. The Company anticipated that they would file the registration statement by April 30, 2008 and recorded a liability of $78,956 for 2% of the shares issued in the December 2007 Offering. For the nine months ended September 30, 2008, the Company recorded a loss on fair value adjustment of $30,169 related to this liability as the Company’s stock price increased during this period.

The Company filed the registration statement for the December 2007 Offering on May 30, 2008. Since the Company filed its registration statement late and it was not declared effective by the SEC within 180 days of the initial required filing date, for the nine months ended September 30, 2008, the Company recorded an additional expense of $186,291 for 4% of the shares issued in the December 2007 Offering, up to the maximum penalty of 6% which is included in general and administrative expenses on the consolidated statement of operations.

In May 2008, the Company issued 35,486 shares of common stock representing penalty shares of 4% of shares issued in the December 2007 Offering. In August 2008, the Company issued an additional 17,743 shares of common stock representing the balance of penalty shares of 2% of the shares issued in the December 2007 Offering.

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

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock. For the nine months ended September 30, 2008 the Company accrued dividends for the Series A Preferred Stock of $227,097.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, September 30, 2008, the liquidation value of the Series A Preferred Stock was $3,427,372.

Each investor in the Series A Private Placement also received a warrant exercisable for a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series A Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.00 per share. At any time following the first anniversary of the Closing Date and provided that the shares of Common Stock issuable upon exercise of the Warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the Warrants may also be exercised by means of a “cashless exercise.” The warrants had a fair value of $2,610,882 on the date of issuance based on the Black-Scholes options pricing method.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Series B Preferred Stock

On March 31, 2008, the Company completed the offering (the “Series B Private Placement”) of a total 43,986 shares of the Company’s newly issued Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a price of $100.00 per share to “accredited investors” under the Securities Act.. The gross proceeds from the issuance of 40,768 shares of Series B Preferred Stock was $4,076,800. In addition, the Company issued 3,218 shares of Series B Preferred Stock as commission in connection with the Private Placement.

On May 13, 2008, the Company completed a second closing of the Series B Private Placement of a total 35,419 shares of the Company’s Series B Preferred Stock. The gross proceeds from the issuance of 35,123 shares of Series B Preferred Stock was $3,512,300. In addition, the Company issued 296 shares of Series B Preferred Stock as commission in connection with the Private Placement. In summary, in the offering that was closed on March 31, 2008 and May 13, 2008, the Company sold a total of 75,891 shares of Series B Preferred Stock and warrants to purchase 446,413 shares of its common stock for total gross proceeds of $7,589,100.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the Stated Value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the Board and paid by the Company on the Common Stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the Stated Value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at Stated Value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in Stated Value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. For the nine months ended September 30, 2008, the Company accrued dividends on the Series B Preferred Stock of $285,109.

The Series B Preferred Stock is convertible into 1,868,367 shares of common stock, at the election of the holders, at an initial conversion price of $4.25 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a Series B Preferred Stock dividend in the amount of $2,963,995 recorded during the nine months ended September 30, 2008.

Upon any Liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of Common Stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the Stated Value plus all accrued dividends not previously paid or added to Stated Value. As of the most recent balance sheet date, September 30, 2008, the liquidation value of the Series B Preferred Stock was $8,225,609.

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

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company is required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement. The Company filed the registration statement on May 30, 2008, within the required time period. As of November 7, 2008, the registration statement was not yet effective. Since the registration statement was not yet declared effective by the SEC within 180 days of the initial required filing date, for the nine months ended September 30, 2008, the Company recorded an expense of $43,986 for 1% of the shares issued in the March 31, 2008 Series B Private Placement. The Company anticipates that the registration statement will be declared effective by November 30, 2008.

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

In connection with the Series B Private Placement, the Company paid a commission of $249,288, issued 3,514 shares of Series B Preferred Stock and warrants exercisable for 197,437 shares of Common Stock as consideration for investors introduced to the company. The warrants had a fair value of $770,858 on the date of issuance based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

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

On August 1, 2008, the Company entered into an agreement with an engineering and design contractor to develop the design for its first commercial scale biofuel manufacturing plant, with expected capacity of 25 million gallons of second-generation biofuel a year.

On September 12, 2008, the Company entered into a site lease agreement (the “Lease Agreement”) with Pennington Partners, LLC (“Pennington”) to locate the Company’s first commercial scale biofuel manufacturing plant at a port location in Baltimore, Maryland and a terminaling services agreement (the “Services Agreement”) with Atlantic Terminalling, LLC (“Atlantic”), an affiliate of Pennington, to provide certain terminaling services at the site. The Lease Agreement covers the physical premises where the production facility will be located as well as approximately six million gallons of storage tank capacity and related terminaling facilities. The initial term of the Lease Agreement is five years with an option to renew for three additional five year periods. The initial base rent rate is $35,000 per month for the first six months, $55,000 per month for the next six months, $75,000 per month in the second year and then to an amount equal to the monthly base rent payable during the preceding rental year increased by 3%. The total base rental commitment, for the initial five year rental period, is approximately $4,305,000. Under the Services Agreement, Atlantic will provide terminaling services that include the receipt, the unloading and the transfer of raw materials and the subsequent transfer and load out of finished product from and to railcars, barges and trucks. The term of the Services Agreement will run concurrently with the Lease Agreement. The Company will pay a throughput charge for each gallon of product outflow, subject to certain minimums. The minimum monthly throughput charge will range from $7,802 through the first six months to $16,600 after the first year. Maximum monthly throughput charges will vary based upon our production volume. The total minimum throughput charges, for the initial five year service agreement period, are approximately $916,000.

NOTE 7 – LEGAL PROCEEDINGS

In August 2008, the Company settled a lawsuit with a former consultant involving claims for breach of contract and specific performance in order to avoid uncertainties and potential litigation expenses. Pursuant to the settlement, the Company modified the exercise price and the quantity of stock warrants originally issued to the former consultant. Accordingly, for the nine months ended September 30, 2008, the Company recorded a legal settlement expense of $359,595.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in power generation, commercial and industrial heating and marine transportation. We produce our biofuels using a proprietary blending technology that we believe is simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional biodiesel. We believe that this technology enables us to produce biofuels that cost less to produce, use less energy and generate significantly lower emissions than our competitors. Our technology also gives us the flexibility to produce our biofuel from multiple feedstocks, which allows us to use non-edible raw materials in our production process, when desirable. We believe that these factors will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market.

Our business commenced in February 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, conducting test burns at power generation facilities, launching a pilot production facility, entering into biofuel sales agreements in both the power generation and commercial heating markets, entering into site lease and terminaling services agreement and raising equity capital. Our costs have consisted mainly of research and development relating to our product and general and administrative costs. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of September 30, 2008, we had an accumulated deficit of $27.6 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and other initiatives. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern. If such additional financing is not available you may lose your entire investment in our company.

Our long-term business strategy consists of developing two revenue streams: (1) direct sales from manufacturing plants that we may purchase or build (either directly or through joint ventures) in order to process, market and sell our chemical additive and/or biofuel using our proprietary technology and (2) the collection of royalties through sublicensing our proprietary technology. Our near-term business strategy is focusing on direct sales of our biofuel produced at manufacturing plants that we may purchase or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program where we are working with a number of energy producers to validate our biofuel. We have completed a number of test burns and expect to conduct more in the future. In addition, we are working to improve our ability to produce our biofuel and are continuing negotiations to lease or construct production facilities. We are engaged in a highly competitive business where we compete with petroleum-based fuels and other alternative fuels, but we believe we have a competitive advantage because we have the flexibility to utilize multiple raw materials in the production of our biofuel without significant impact on the performance of our product. We are actively pursuing our eligibility and qualification for tax credits and other government incentives.

To date, we have entered into two biofuel sales agreements but have not recognized any revenue or any costs of revenue. In October 2008, we entered into a biofuel sales agreement with the Commonwealth of Massachusetts (“Massachusetts”) and the Taunton State Hospital. The agreement provides for Massachusetts to purchase up to 220,000 gallons of renewable biofuel over a twelve-month period. The hospital will be the first facility to use our biofuel product in its industrial burners. In June, 2008, we entered into a biofuel sales agreement with Dynegy Oakland LLC, a subsidiary of Dynegy, Inc. The agreement provides for Dynegy to purchase up to 1.7 million gallons of biofuel per year for use at Dynegy’s power plant in Oakland, California, based on Dynegy’s forecasts of a portion of the historical fuel consumption at their facility. For both sales agreements there is no minimum purchase requirement, and product prices are based on a variable pricing formula.

In September 2008, we entered into a site lease agreement (the “Lease Agreement”) with Pennington Partners, LLC (“Pennington”) to locate our first commercial scale biofuel manufacturing plant at a port location in Baltimore, Maryland and a terminaling services agreement (the “Services Agreement”) with Atlantic Terminalling, LLC (“Atlantic”), an affiliate of Pennington, to provide certain terminaling services at the site. The Lease Agreement covers the physical premises where the production facility will be located as well as approximately six million gallons of storage tank capacity and related terminaling facilities. Under the Services Agreement, Atlantic will provide terminaling services that include the receipt, the unloading and the transfer of raw materials and the subsequent transfer and load out of finished product from and to railcars, barges and trucks.

Financial Operations Overview

Research and Development Costs

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Milford, Connecticut. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. From inception through September 30, 2008, we have incurred aggregate research and development costs of approximately $1.7 million.

Our research and development costs consist of expenses incurred in identifying, developing and testing our product. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel. We have nine employees, all of whom are full time.

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

Results of Operations

Comparison of the three months ended September 30, 2008 and the three months ended September 30, 2007

Research and Development Expenses

Research and development expenses were approximately $498,000 for the three months ended September 30, 2008 compared to approximately $217,000 for the three months ended September 30, 2007. The increase in research and development expenses in 2008 reflects primarily the cost of conducting test burns and costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended September 30, 2008 compared to $2.2 million for the three months ended September 30, 2007. The decrease of $0.5 million in 2008 over the prior period was primarily attributable to decrease in expenses associated with stock options and warrants, partially offset by an increase in personnel and related costs to support the company’s growth.

Interest Expense

Interest expense was approximately $0.1 million for the three months ended September 30, 2008 compared to approximately $0.2 million for the three months ended September 30, 2007. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Gain/Loss on fair value adjustment

Loss on fair value adjustment was zero for the three months ended September 30, 2008 compared to a gain of approximately $79,000 for the three months ended September 30, 2007.

Comparison of the nine months ended September 30, 2008 and the nine months ended September 30, 2007

Research and Development Expenses

Research and development expenses were approximately $841,000 for the nine months ended September 30, 2008 compared to approximately $420,000 for the nine months ended September 30, 2007. The increase in research and development expenses in 2008 reflects primarily the cost of conducting test burns and of evaluating additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the nine months ended September 30, 2008 compared to $4.3 million for the nine months ended September 30, 2007. The increase of $1.5 million in 2008 over the prior period was primarily attributable to an increase in personnel and related costs to support the company’s growth, legal expense and accounting expense.

Interest Expense

Interest expense was approximately $0.4 million for the nine months ended September 30, 2008 compared to approximately $0.6 million for the nine months ended September 30, 2007. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Gain/Loss on fair value adjustment

Loss on fair value adjustment was approximately $30,000 for the nine months ended September 30, 2008 compared to a gain of approximately $630,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity

At September 30, 2008, we had $3.8 million in cash, compared to $5.5 million at June 30, 2008.

As discussed more fully below under the caption “Capital Requirements and Resources,” several existing commitments that require significant expenditures will continue to impact our liquidity. We recently incurred monthly lease and other payment obligations under our new site lease and terminaling service agreement and will need to fund upfront production costs associated with manufacturing our biofuels under our recent customer contracts. We also will need to fund the costs associated with the build out of our biofuel production facility in Baltimore Maryland. Under the license agreement with the inventor of our proprietary technology, we are required to pay $6.0 million per year over the next six years, of which $1.0 million is due in February 2009. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations. As discussed below, although we have fully funded our operating budget for 2008 and through February 20, 2009, when the next license agreement payment is due, we will need additional financing to fund our operations in 2009.

Cash Flows

Net cash used in operating activities was approximately $4.4 million for the nine months ended September 30, 2008 primarily reflecting our net loss of $7.4 million, partially offset by $2.1 million in non-cash stock-based compensation expense, approximately $0.2 million in non-cash penalty share expense, approximately $0.4 million in non cash warrant expense related to legal settlement and $0.4 million in non-cash amortization expense associated with our license agreement payable.

Net cash used in investing activities was approximately $0.1 for the nine months ended September 30, 2008 and consisted of payments for the acquisition of property and equipment.

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2008, and consisted principally of $7.2 million in net proceeds from the issuance of preferred stock, $0.5 in proceeds from the exercise of warrants and partially offset by $1.0 million in payments for our License Agreement.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

•	the level of cash flows from product sales;

•
conducting additional testing with utilities, independent power producers or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;

•
constructing a production facility in Baltimore, Maryland under our terminal lease agreement with Pennington Partners, LLC or with others to supply our product initially for testing and eventually for the broader biofuel market;

•	the scope and results of our research and development efforts;

•	developing and executing a sales marketing plan for the commercial and industrial heating fuel and marine market segments and a technology plan that complements the marketing plan;

•	entering into feedstock supply and transportation logistics agreements to supply our production facilities;

•
developing additional strategic relationships to attract potential customers and sublicensees and to obtain the capital commitments necessary to engineer, construct and operate biofuel plants in our exclusive territory;

•
continuing to pursue favorable tax incentives for our biofuel, particularly efforts to include our biofuel in the $1 per gallon credit afforded biodiesel and to have the benefit of such a change extend beyond the current expiration date of December 31, 2009 and to pursue obtaining EPA approval;

•	recruiting additional key employees to expand the capabilities of our existing management team; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities.

Although we have fully funded our operating budget for 2008, we do not expect our available cash as of September 30, 2008 to be sufficient to fund our operations for 2009. We will need additional financing to fund future operations and cover our net losses. We would likely seek such funding through public or private financings or some combination of them. Additional funding may not be available to us on acceptable terms, or at all, especially considering the current financial market conditions. Even after funding our short term needs, given our ongoing need for capital, we may raise money on an opportunistic basis when the market makes such funding available on acceptable terms.

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

We expect that our available cash and interest income will be sufficient to finance currently planned activities through February 20, 2009 when the next payment for the license agreement is due. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.” Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include, among others, the extent of development and testing of the technology needed before commercial operation, the nature and timing of licensing and sublicensing activities, costs of plant construction, sales expenses, hiring qualified management and employees, responding to competitive pressures and complying with regulatory requirements. If we are successful, the expansion of our business will require us to commit capital that substantially exceeds our current financial resources.

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

The Company prepared a SFAS 144 analysis of the Master License Agreement at December 31, 2007 by utilizing a relief of royalty valuation method. The premise behind this method is that a buyer would be willing to pay a royalty for the right to use a developed technology in order to gain market share, as opposed to developing a new competitive technology. Accordingly, this method measures the cash flows of the technology via the relief from the royalty on the technology that a willing buyer would typically pay. The key variables used in the relief-from-royalty method include the projected royalty base (i.e. product revenue or volume), a royalty rate and the effect of taxes.

Based on a review of the Company’s sublicensing agreement with Xethanol and other third-party licensing agreements for various alternative fuel technologies, the revenue base selected was projected gallons of biofuel production. Because of the uncertainty associated with the Company’s future production, we considered three scenarios for a sensitivity analysis. Scenarios 1 and 2 assume the Company’s production will equal 1% and 2%, respectively, of total projected U.S. biodiesel production in each of the projected periods. Scenario 3 is based on the Company’s then current estimate of its anticipated production. We applied equal probability to each of the three scenarios.

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

The useful life of the Master License Agreement was assumed to be thirteen years based on management’s assessment of the projected duration of economically competitive new product life in the alternative-energy industry. The Company plans to update its analysis of the Master License Agreement at December 31, 2008 based on current economic and market conditions.

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

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following updated risks and those incorporated by reference herein together with the other information contained in our SEC filings, before you decide to invest in our common stock. The following risk factors supplement those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 31, 2008 and our  Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 14, 2008.  If any of these risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

It has been several months since our last financing, and we are unlikely to be able to continue as a going concern if we are unable to complete another financing by the first quarter of 2009, which could be particularly challenging in the near term under current financial market conditions.

We have incurred a net loss of $21.4 million and negative cash flows from operating activities of $9.8 million since inception. We raised approximately $7.6 million in our last financing, completed in March and May 2008, and as of September 30, 2008, we had approximately $3.8 million of remaining available cash, a decrease of approximately $1.7 million compared to June 30, 2008. We also had approximately $0.6 million of accounts payable as of September 30, 2008. Beginning October 2008, we need to make monthly payments under our new site lease and terminaling service agreement and in February 2009, we are required to make a $1.0 million payment to the inventor of our proprietary technology under our license agreement. Accordingly, we are unlikely to be able to continue as a going concern unless we are able to obtain additional financing, which could be particularly challenging in the near term under current financial market conditions. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. We have financed our operations to date primarily through the sale of our preferred stock, common stock and warrants in privately-negotiated transaction with accredited investors. Any needed financing may not be available on acceptable terms, if at all. In addition, future equity financings, if any, could be dilutive to then existing shareholders, and may trigger antidilution adjustments in our Series B preferred stock and related warrants. If such additional financing is not available, you may lose your entire investment in our company.

Risks Related to Our Common Stock

If we do not meet the Nasdaq Capital Market (“NASDAQ”) requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

We began trading on NASDAQ on September 23, 2008 after choosing to delist from the American Stock Exchange. Under NASDAQ listing rules, our common stock could be delisted from NASDAQ if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity and market capitalization), the distribution of our publicly held securities and compliance with NASDAQ listing agreements and SEC rules and regulations. If our securities are delisted from NASDAQ, they may be quoted again for trading on the OTC Bulletin Board which may depress demand for our shares and limit market liquidity due to the reluctance or inability of certain investors to buy stocks on the OTC Bulletin Board. Consequently, an investor may find it more difficult to trade our securities.

Our common stock is thinly traded and subject to volatility.

Although our common stock is currently traded on NASDAQ and previously was traded on Amex, it has traded in relatively small volumes. During the quarter ended September 30, 2008, an average of only about 30,000 shares traded each day. If our common stock continues to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices, which may limit the liquidity of our common stock.

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

10.1
Site Lease Agreement, dated September 12, 2008, by and between Pennington Partners, LLC and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 18, 2008).

10.2
Terminaling Services Agreement, dated September 12, 2008, by and between Atlantic Terminalling, LLC and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed September 18, 2008).

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

Date: November 7, 2008	By:	/s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
Chief Financial Officer (Principal Financial and Accounting Officer)