Form 10-Q/A
period 2008-09-30
New Generation Biofuels Holdings, Inc
filed 2008-11-18
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 is being filed solely to correct a typographical error contained in the liquidity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The section stated “Under the license agreement with the inventor of our proprietary technology, we are required to pay $6.0 million per year over the next six years, of which $1.0 million is due in February 2009” but it should have stated “Under the license agreement with the inventor of our proprietary technology, we are required to pay $6.0 million over the next six years, of which $1.0 million is due in February 2009.” The Amendment contains the complete text of the original report with the corrected disclosure appearing in Item 2 of Part I.

Except as specifically referenced herein, this Amendment does not reflect any event, results or developments concerning our business, financial condition or results of operations occurring subsequent to November 7, 2008, the filing date of the original report.

Pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II is also hereby amended to provide currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

As discussed more fully below under the caption “Capital Requirements and Resources,” several existing commitments that require significant expenditures will continue to impact our liquidity. We recently incurred monthly lease and other payment obligations under our new site lease and terminaling service agreement and will need to fund upfront production costs associated with manufacturing our biofuels under our recent customer contracts. We also will need to fund the costs associated with the build out of our biofuel production facility in Baltimore Maryland. Under the license agreement with the inventor of our proprietary technology, we are required to pay $6.0 million over the next six years, of which $1.0 million is due in February 2009. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations. As discussed below, although we have fully funded our operating budget for 2008 and through February 20, 2009, when the next license agreement payment is due, we will need additional financing to fund our operations in 2009.

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

Date: November 18, 2008	By:	/s/ David A. Gillespie
David A. Gillespie
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2008	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
Chief Financial Officer (Principal Financial and Accounting Officer)