Form 10-K
period 2008-12-31
New Generation Biofuels Holdings, Inc
filed 2009-03-31
CIK 1268236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No. 1-34022

NEW GENERATION BIOFUELS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State of Incorporation)	(I.R.S. Employer Identification No.)

1000 Primera Boulevard, Suite 3130
Lake Mary, Florida 32746
(Address of Principal Executive Offices, Including Zip Code)

(321) 363-5100
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.001 per share	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer     ☐  Accelerated filer

☐  Non-accelerated filer     ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by nonaffiliates of the Registrant as of June 30, 2008 was $50,819,673.

As of March 30, 2009, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 24,766,179.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference herein as portions of Part III of this Annual Report on Form 10-K. A definitive copy of the Proxy Statement will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K.

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from anticipated results. Important factors that may cause actual results to differ from projections include without limitation:

•	our lack of operating history;
•	our dependence on additional financing to continue as a going concern;
•	our inability to generate revenues or profits from sales of our biofuel and to establish commercial scale production facilities;
•	our ability to fully realize the value of our technology license agreement, which is our principal asset;
•
our inability to enter into acceptable sublicensing agreements with respect to our technology or the inability of any sublicensee to successfully manufacture, market or sell biofuel utilizing our licensed technology;

•	market acceptance of our biofuel;
•	our inability to compete effectively in the renewable fuels market;
•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;
•	our ability to protect our technology through intellectual property rights;
•	unexpected costs and operating deficits;
•	adverse results of any material legal proceedings; and
•	other specific risks set forth under the heading “Risk Factors” beginning on page 13 of this report.

All statements that are not clearly historical in nature regarding our strategy, future operations, financial position, prospects, plans and management objectives are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions generally are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements are based on information available at the time the statement was made. We undertake no obligation to update any forward-looking statements or other information contained in this report as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “company,” “we,” “us” and “our” refer to New Generation Biofuels Holdings, Inc.

ITEM 1. BUSINESS

Our Business

We are a development stage renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation. We produce our biofuels using a proprietary blending technology that is simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional biodiesel. We believe that this technology gives us a competitive advantage by enabling us to produce biofuels that are cleaner and less expensive than our competitors. Our technology also gives us the flexibility to produce our biofuel from multiple feedstocks, which allows us to use non-edible raw materials in our production process when desirable. We believe these fuel characteristics will enable us to customize our product to specific customer needs and react more quickly to changing trends in the biofuels market.

Our near-term business strategy involves developing a revenue stream from direct sales of our biofuel produced at manufacturing plants that we may purchase, lease or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program with a various energy producers and potential commercial customers to validate our biofuel and developing relationships with distributors, agents and aggregators. As a second potential revenue stream, our business plan contemplates collecting royalties through sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our facilities. We also are actively pursuing our eligibility and qualification for tax credits and other government incentives to strengthen the competitive position of our biofuel.

The operation and development of our business will require substantial additional capital by the second quarter of 2009 to fund, among other things, our operations, our sales efforts, research and development and the financing of future acquisitions and investments.

Recent Developments during the Fourth Quarter of 2008 and Early 2009

Significant recent developments include the following:

•	Delivered our first gallons of biofuel to Dynegy in October 2008 under our sales contract and recognized our first revenues;

•
Completed construction of our commercial-scale production facility in Baltimore, Maryland with a nominal production capacity of 5 million gallons per year that can be expanded to as much as 50 million gallons per year;

•	Closed $3.2 million private placement of common stock and warrants in March 2009;

•	Executed sales agreements in March 2009 with Delta Chemical Corporation and Catoctin Mountain Growers, Inc. to supply up to 371,000 and 370,000 gallons of renewable fuel, respectively, per year;

•	Global Energy Holdings, Inc. (formerly Xethanol Corporation) sold its remaining 5,301,300 shares of our common stock in March 2009, representing 21.4% of our outstanding shares, to 2020 Energy, LLC;

•	Executed a sales agreement with Taunton State Hospital — Massachusetts Department of Mental Health in October 2008, marking our initial contract in the commercial and industrial heating market;

•
Entered into an agreement with Ferdinando Petrucci, the inventor of our proprietary technology, to issue 925,000 shares of common stock in lieu of the $1 million license payment due February 2009 to help conserve cash and strengthen our liquidity;

•	Announced a strategic alliance with First Florida Biofuels;

•	Appointed Cary J. Claiborne as our new President, Chief Executive Officer and a Director after the resignation of David Gillespie. Mr. Claiborne will retain his role as Chief Financial Officer;

•
Implemented cost control measures to conserve cash and reduce the Company’s cash burn rate going forward, including a 30% reduction in the cash component of employee compensation and deferred the payment of cash bonuses. These measures will stay in place until an adequate level of financing has been raised;and

•	Restructured sales efforts to attempt to shorten sales cycles and expand outreach to potential customers by developing relationships with distributors, agents and aggregators.

Our Growth Strategy

•
Continue validation of biofuel performance. We believe that our ability to enter into contracts with major customers in the near term will continue to depend on our ability to successfully demonstrate the performance characteristics of our biofuels. To this end, we plan to pursue test burns with potential customers in our various target markets, to establish pilot and trial programs where appropriate and to explore strategic partnerships with large industry players.

•
Increase production capacity. We completed a 5 million gallon per year production facility in Baltimore, Maryland and successfully initiated production in the first quarter of 2009. The facility can be expanded to produce up to 50 million gallons of second-generation biofuel a year.

•	Expand sales and marketing efforts and target customers within specific market segments. We plan to target specific types of customers with different marketing strategies.

▪
“Peaking” power plants that are constrained by emissions restrictions and eligible for renewable energy credits. We are marketing our biofuels as a low capital expenditure solution that would enable customers to meet requirements to use renewable energy sources and increase the productivity and extend the useful life of “peaking” power plants used in periods of heightened energy demand.

▪
Commercial and industrial process and space heating customers. These customers primarily consist of state-owned facilities and privately-owned corporate manufacturing facilities. Many states have already passed mandates to utilize renewable energy which will continue to increase annually. Privately owned corporate manufacturers are also beginning to concentrate on their responsibilities as a global corporate citizen and are proactively seeking to lower their greenhouse gas emissions. We are marketing our biofuels as a fuel alternative to both of these consumers.

▪
Marine transportation customers. Marine customers are under pressure to lower their sulfur and nitrogen oxide emissions as they are a major contributor to pollution around the United States’ coastlines and ports. We will focus our marketing and sales efforts on these customers as a simple fuel switch and a more efficient alternative to other more capital intensive fuel switch options.

•
Expand product lines to develop new applications. Since many of the advantages of our biofuels come from their versatility and ability to be customized for different applications, we intend to continue our research and development efforts to develop additional applications for commercial use. We also plan to customize our products to customer specifications and continue to expand our product line to serve new market segments.

•
Pursue favorable tax and regulatory policies  for our biofuels. We have a full-time Vice President of Legislative and Regulatory Affairs and outside consultants who are pursuing both federal and state legislative initiatives that are favorable for our biofuels. On the federal level, we have partnered with other renewable fuel providers to support an extension of the 50 cent per gallon “alternative fuel” tax credit” that expires on December 31, 2009. We also are attempting to qualify our fuel for the $1 per gallon tax credit for “agri-biodiesel” and “renewable diesel.” On both the federal and state level, we are working to qualify our biofuels as a mechanism to meet government-mandated renewable energy portfolio standards that require the use of renewable energy sources.

The Biofuels Industry and Market Trends

Biofuels and Feedstocks

Biofuels can be defined generally as solid, liquid or gas fuels produced from renewable, recently living biological resources, such as plant biomass. In contrast, fossil fuels are derived from non-renewable biological material formed from the decayed remains of prehistoric plants and animals. Biofuels are perceived to have a number of potential benefits including the ability to reduce greenhouse gas emissions and environmental pollution, promote energy independence through the growth of domestic energy sources, increase rural development and establish a sustainable, renewable future energy supply.

“First generation biofuels,” such as ethanol or biodiesel, use conventional technologies to produce fuel from crops high in sugar, such as sugar cane or sugar beets, or high in starch, such as corn or maize, or from crops containing high amounts of vegetable oil, such as soybeans or palm oil, or from animal fats. For example, ethanol production involves fermenting sugars or starches to produce ethyl alcohol, while biodiesel is produced through a chemical reaction called transesterification to generate a methyl ester fuel, while yielding glycerin as a by-product.

The growth of first generation biofuels has been criticized because of perceptions that their feedstocks may divert food from human use and contribute to price increases and food shortages, particularly in lesser-developed countries.

“Second generation” or “advanced” biofuels use newer technologies to produce fuel from food crops, non-food plants and waste vegetable oil sources. We call our biofuel “New Generation Biofuel” because it can be produced using our less complex, proprietary blending technology to derive fuels from both food crops like soybeans and non-food sources such as jatropha or recycled vegetable oil.

Market Size and Growth

According to recent estimates, the biofuels market in North America alone had revenues of $9.9 billion in 2007 and is expected to nearly double in the next five years to $18.5 billion in 2012 for an expected compound annual growth rate (CAGR) of 13.2 percent. Production capacity in North America is expected to grow to 3.47 billion gallons in 2009, up from 2.24 billion gallons in 2008.

New government initiatives are expected to contribute to this growth.  For example, the Energy Independence and Security Act of 2007 increases the minimum production of renewable fuels target to 36 billion gallons in 2022.   According to a 2008 study performed in connection with the legislation, the economic impact of increasing renewable fuels production to 36 billion gallons between 2008 and 2022 would include:

•	adding more than $1.7 trillion to the U.S. gross domestic product;

•	generating an additional $436 billion of household income;

•	supporting the creation of as many as 1.1 million new jobs; and

•	generating $209 billion in new federal tax receipts.

The Energy Information Administration (“EIA”) has projected that the use of alternative fuels, such as ethanol, biodiesel and coal-to-liquid, will increase substantially as a result of the higher prices projected for traditional fuels and the support for alternative fuels provided in recently enacted Federal and state legislation.  The EIA projects that ethanol use will grow from 5.6 billion gallons in 2006 to 23.9 billion gallons in 2030, about 16 percent of total gasoline consumption by volume. Ethanol use for gasoline blending is projected to grow to 13.4 billion gallons and E85 consumption to 10.5 billion gallons in 2030.  Biodiesel is projected to increase to 1.2 billion gallons in 2030, or about 1.5 percent of total diesel consumption by volume. Renewable energy consumption for electric power generation, excluding hydroelectricity, will grow from 0.9 quadrillion Btu in 2006 to 3.2 quadrillion Btu in 2030. The higher level of non-hydroelectric renewable energy consumption primarily reflects a revised representation of state renewable portfolio standard (“RPS”) programs, which require that specific and generally increasing shares of electricity sales be supplied by renewable resources, such as wind, solar, geothermal, and sometimes biomass or hydropower.

Trends in the Biofuels Market

We believe that our biofuels can benefit from the favorable market trends that are converging to drive growth across the renewable fuels industry, including:

Global energy supply and demand.  Despite the recent drops in oil prices due to the global economic recession, we believe that, over the long term, we are still in a  sustained period of high demand for energy, especially for conventional sources like petroleum-based fuels.  We believe that this demand will continue to pressure oil supplies worldwide and has led to a heightened interest in developing domestic, alternative, renewable energy sources.

Short-term energy security risks.  Increased trade may carry a risk of heightened short-term energy insecurity for all consuming countries, as geographic supply diversity is reduced and reliance grows on vulnerable supply routes, such as the Middle East.  We believe that in developing domestic renewable energy sources, the United States will be less vulnerable to overseas markets and the vulnerability associated with those supply routes.

Environmental and sustainability concerns.  Concerns have risen over the growth in greenhouse gas emissions and potential negative impact on the global environment and climate change.  Unlike fossil fuels, renewable biofuels are considered “carbon neutral” because the carbon dioxide released by burning the fuel is balanced by the carbon dioxide absorbed by new plant growth.

 Government incentives and mandates for renewable fuels. In the pursuit of climate change initiatives and energy independence, federal and state governments are increasingly emphasizing the use of renewable fuels.  Among them, the U.S. government has enacted tax incentives to promote biofuel production and mandated that nationwide renewable fuel production volumes equal or exceed 7.5 billion gallons by 2012.  As of December 2008, 24 states plus the District of Columbia have enacted renewable portfolio standards (RPS) that require electric power producers to use renewable sources to generate electricity.  We believe that these government policies will generate market opportunities for our biofuel.

Food versus fuel debate.  We believe that the growing concerns over diversion of food supplies to fuel production is pressuring biofuel producers to explore alternative, non-edible feedstocks to produce their fuels. The United Nations noted a risk in a 2007 report on sustainable bioenergy that “biofuel production could threaten the availability of adequate food supplies by diverting land and other productive resources away from food crops.  Many of the crops currently used as biofuel feedstock require high-quality agricultural land and significant inputs of fertilizers, pesticides and water.”  This concern is commonly referred to as the “food v. fuel debate.”

However, not all biofuels rely on food crops.  The United Nations further noted that “as second generation technologies. . . become commercially available, this will lessen the possible negative effects on land and resource competition on food availability.”   We believe that there will be a transition period for second and future generations of biofuels before non-edible feedstocks are widely available in sufficient commercial quantities and before these technologies become more commercially viable where there will be continuing utility from biofuels that use waste products (such as recycled vegetable oils) rather than actual food crops.  We also believe that the ability to use various different kinds of feedstocks (both edible and non-edible) and waste products will provide an advantage to certain biofuels during this transition period and beyond.

Our Market Opportunity

We believe a significant market opportunity exists for our biofuel in three target market segments that consume more than 8 billion gallons of fuel per year:

•
Power Generation.  The power generation sector consumed approximately 670 million gallons of distillate fuel oils, according to the estimates available from the Energy  Information Administration.  This sector includes “peaking” power plants eligible for government renewable energy credits and constrained by emissions limitations.

•
Commercial and Industrial. This sector consumes approximately 5.3 billion gallons of distillate fuel oil per year that could switch to our biofuels, according to the estimates available from the Energy  Information Administration.  This segment includes large institutional customers like state government buildings, hospitals and sewage treatment facilities that are taking a leadership role in reducing greenhouse gases.

•
Marine.  According to the estimates available from the Energy  Information Administration, diesel fuel consumption in the marine market is approximately 1.9 billion gallons per year and includes commercial and private boats, such as pleasure craft, fishing boats, tugboats, and ocean-going vessels, including vessels operated by oil companies. This sector is exploring renewable fuels due to tighter emissions standards and restrictions on cruise liners idling in port.

Our Products

Product Formulas

We presently offer two biofuel product families with different formulations, made from different feedstocks and having different performance characteristics to meet the diverse needs of our customers:

1)	Classic. Our “Classic” biofuel formula is made using plant oil, water and a proprietary additive package. Classic represents our lowest cost product offering for various diesel fuel applications.

2)
Hybrid. Our “Hybrid” biofuel formula is made using plant oil and a premium selection of additives. Hybrid, while being more expensive than Classic, offers most of the same favorable characteristics while having the advantage of a higher flash point.

We believe that our ability to offer a selection of biofuels with different performance characteristics gives us greater ability to meet customer demand than is the case with many other biofuel manufacturers.  This customization enables us to offer potential customers biofuels responsive to their specific requirements.

Key Advantages of our Biofuels

Test burn results have shown that our biofuel is ready to use in industrial applications without mixing or blending with other fuels, equipment modification or  significant loss of  performance.  We believe that our biofuels can serve as a complete fuel replacement wherever distillate or residual fuel oils are used today.  This feature gives us the flexibility to deliver biofuels directly to the end user customers or to license the technology to customers for manufacturing our biofuels for themselves, without relying on distributors or other intermediaries.  However, we also have the flexibility to blend our biofuels with other fuels, such as diesel, depending on the needs of the customer.

Other key characteristics of our biofuels are their lower pour point. The pour point of a fluid is the temperature at which dissolved solids are no longer completely soluble and the fluid begins to solidify.  The pour point of a fluid is the lowest temperature at which it will pour or flow under prescribed conditions.  It is a rough indication of the lowest temperature at which the fluid is readily pumpable.  The pour point for some of our biofuels (B100 soybean based, for example) is less than 0 degrees Fahrenheit while that of conventional biodiesel is 32 degrees Fahrenheit.

Our biofuels also have certain environmental advantages.  They are renewable “carbon neutral” fuels with minimal net carbon dioxide emissions.  We have demonstrated reductions in nitrogen oxide emissions of 40% or more in utility scale combustion turbine applications and industrial boilers when compared to diesel and biodiesel.  Furthermore, as a crop based fuel, our biofuels have virtually no sulfur emissions.

Our Production Process

We produce our biofuels using a blending process that is much simpler than the complex chemical reaction process used to produce traditional biodiesel.  Our technology combines water with commonly available additives to produce a mixture. The mixture is then combined with a plant oil or animal fat feedstock and a surfactant to produce our biofuel. By contrast, conventional biodiesel is produced utilizing a chemical reaction known as transesterification. In this process, plant oil reacts with an esterifying agent, usually an alcohol such as methanol or ethanol, to form two principal products: a methyl ester, which is the biodiesel product, and glycerin, a low value by-product that requires disposal. The chemical reaction can be undertaken with or without a catalyst, but typically requires the input of additional energy to drive the reaction. Our biofuel blending production process requires a lower input of additional energy to produce the biofuel and does not result in a glycerin by-product.

Traditional Biodiesel Production Process

Source: National Biodiesel Board

New Generation Biofuel Production Process

Our simpler production process enables biofuels to be produced in smaller manufacturing plants than is typical for biodiesel. The smaller facility and less equipment translates into lower capital expenditures per million gallons for the production facility, a potentially significant cost advantage.  This cost advantage in turn should give us more sitting flexibility to locate production facilities closer to major customers.  Our production process also requires less energy input than more complex chemical reactions, making our production process more energy efficient.  Our biofuel production process produces no significant by-products, wastes, emissions or discharges, unlike many biodiesel fuels, which again reduces the cost of production and increases efficiency. Compared to conventional biodiesel production methods, we believe that this proprietary blending technology is cleaner and less expensive because it is substantially less complex, less capital and energy intensive and produces fewer disposable by-products.

Research and Development

We have established a research and development group, headed by our Chief Technology Officer, Dr. Andrea Festuccia, which is based in Rome, Italy.  David Wright, our Vice President, Product Development, also collaborates with Dr. Festuccia to optimize our products based on input from our customers at our laboratory in Baltimore, Maryland.  We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. We spent $1,086,723 on research and development in 2008 and $779,341 in 2007.

Raw Materials and Principal Suppliers

Due to the flexibility of our biofuel technology, we are able to utilize multiple feedstocks without materially changing our production process or substantially increasing operating costs, although use of different feedstocks will change certain characteristics of the fuels.  We expect that this flexibility will enable us to opportunistically source our raw materials to adjust to supply and demand imbalances and price volatility in the vegetable oil and other commodities markets.

We have determined that we can produce our biofuels from such different feedstocks as soybeans, canola, palm, sunflower, cottonseed, mustard seed, jatropha, recycled vegetable oil and animal fats.  We anticipate that our principal raw materials in the near term will be plant oils and animal fats.  We expect to source our raw materials through a variety of sources:

•	Domestic and global plant oils producers

•	Animal fats producers and processors

•	Commodity brokers

•	Recycled oil collectors

•	Spot market suppliers

Production Facilities

In late 2008, we and Twin Rivers Technologies ended our commercial relationship due to our decision to build our own production plant, which resulted in us dismantling our pilot production plant at Twin Rivers’ facility in Cincinnati, Ohio.

In February 2009, we completed construction of a 5 million gallon per year capacity production facility in Baltimore, Maryland and successfully initiated production. The facility can be expanded in the future to produce up to 50 million gallons of second-generation biofuel a year.  To complement this production facility, we have leased approximately 6 million gallons of storage tank capacity and related terminal facilities for up to 20 years.  Atlantic Terminalling is providing on-site logistics services including the receipt of feedstocks, shipping of finished product and truck loading and unloading facilities.

We are continuing to explore additional ways of acquiring manufacturing facilities without having to fund the entire cost ourselves, including other joint ventures with third parties such as utilities and independent power producers that consume distillate fuel oil, or leasing or other financing. To acquire manufacturing plants we would need to identify suitable facilities that can be cost-effectively modified for our needs, negotiate acceptable purchase or lease agreements and finance any such acquisitions and capital improvements.  Unless we acquire existing plants, we may need to obtain government permits and other regulatory approvals (including environmental, zoning and construction permits), which could cause delays and/or add significant cost.

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

Global Energy Sublicense. We are still a party to a sublicense agreement with Global Energy Holdings, Inc. (formerly Xethanol Corporation, “Global Energy”), a renewable fuels company engaged in the production and sale of ethanol and its by-products, that we entered into in April 2006.  Under this agreement, we granted Global Energy a ten-year exclusive right, subject to certain retained rights of use, to make and sell our biofuel and other products using our proprietary chemical additives. The license is exclusive within the eastern United States and includes a non-exclusive right to sell certain other products anywhere in North America, Central America and the Caribbean.  We will be obligated to supply Global Energy with the proprietary additives for its production of products, including biofuel, at a purchase price equal to the lesser of our actual cost of the raw materials for the additives plus 10 percent or the lowest price charged to a third party that is not controlled by us. The sublicense agreement requires Global Energy to pay us a quarterly royalty per gallon of product sold directly or indirectly by or through Global Energy equal to the lesser of a fixed amount and the lowest royalty per gallon that we charge any other sublicensed third party not controlled by us. Global Energy is obligated to pay this royalty with respect to a minimum of 20 million gallons of fuel during the first 12 months following the date that we inform Global Energy that we are ready to accept orders for the additives and provide the necessary engineering specifications for a process plant to produce products, including biofuel, using the technology. Thereafter, the required minimum volume increases by 10 million gallons in each subsequent 12 month period during the term. If Global Energy fails to pay the minimum mandatory royalties during the first three years, we may terminate the sublicense or convert it to a non-exclusive basis. After the first three years, a failure to pay the minimum royalties results in the automatic conversion of the sublicense to a non-exclusive basis. The sublicense will automatically renew at the end of the initial 10 year term for successive one year terms, and the rate will adjust in accordance with the GNP Implicit Price Deflator, as defined in the agreement.

Concurrently with the sublicense, we also entered into a Technology Access Agreement with Global Energy which provides Global Energy access to the formula and know how to manufacture the additives if we suffer certain bankruptcy events or are involved in a change of control in which the acquiring entity is a competitor of Global Energy.

In October 2007, we entered into a stock purchase and termination agreement with Global Energy in which we agreed, subject to raising the requisite financing, to purchase from Global Energy 5,460,000 shares of our common stock, and upon the repurchase of the shares, to cancel all existing agreements with Global Energy and to terminate any further commercial relationship between the parties. We did not raise the necessary funds and ultimately Global Energy terminated the agreement, effective January 17, 2008.

In March 2009, Global Energy sold its remaining 5,301,300 shares of our common stock, representing 21.4% of our outstanding shares, to 2020 Energy, LLC.  As a result of this transaction, we are re-evaluating our agreements with Global Energy and may engage in discussions to modify or terminate them.

Competition

The markets for our biofuels are highly competitive.  We compete with petroleum-based fuels, with other biofuels like biodiesel or ethanol, and with other forms of alternative energy like wind and solar.

Currently, the cost of producing most alternative fuels forces many manufacturers to operate at a significant competitive disadvantage compared to petroleum-based fuels. Producers of alternative fuels generally depend upon government support, including tax credits and various incentives, upon the willingness of customers to pay a premium for renewable non-petroleum fuels and upon government mandates to use specified minimum amounts renewable fuels, which amounts increase each year.  Our ability to compete with petroleum-based fuels depends significantly on our ability to qualify for the various tax credits and other government incentives.

Also relevant to our ability to compete with petroleum-based fuels is the cost of adapting equipment to use alternative fuels.  Since the vast majority of fuels currently consumed are petroleum-based, most consumers have equipment designed for consumption of those fuels, and alternative fuel suppliers often experience a second cost disadvantage – the expense of adapting the equipment to accommodate alternative fuels.  We believe the ability of our biofuels to serve as a direct fuel replacement for distillate or residual fuel oils that requires no significant plant modifications improves our ability to compete.

Within the alternative fuels market, the manufacture, marketing and sale of biofuels and other alternative fuels is highly competitive and highly fragmented. Such competition could be intense and could drive up the costs of feedstocks, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Additionally, new companies are constantly entering the market.

We believe our ability to compete successfully in the biofuel production industry will depend on several factors, including the following:

•	advantages of our production process, including cost and efficiency factors;

•
fuel performance characteristics, including the ability of our biofuels to be used as a complete fuel replacement for distillate or residual fuel oils and our ability to customize our products to meet a customer’s requirements;

•	feedstock flexibility, particularly the ability to avoid using edible feedstocks in our production process;

•	overall demand for biofuels as a result of governmental incentives and legislation; and

•	continued technological innovation.

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

We are not currently eligible for the $1 per gallon credit under the U.S. tax code for certain types of biodiesel including  renewable diesel. We believe that the cost of producing our biofuel will be significantly lower than the cost of producing biodiesel using conventional technologies. However, to the extent larger tax credits are available to producers of certain types of biodiesel but are not available to our biofuel, this cost advantage may be reduced or even eliminated.

50 cent per gallon “alternative fuel” tax credit. Our biofuel meets the tax code definition of “alternative fuel” eligible under the tax code for a 50 cent per gallon credit when mixed with diesel, kerosene or other taxable fuel and sold at the retail level. This tax credit for alternative fuel mixtures will expire on December 31, 2009 (as will biodiesel tax credits), unless extended by Congress.  In order to position ourselves for tax credit qualification, we have obtained the necessary registration from the Internal Revenue Service. Entry, sale or removal of our biofuel could be subject to federal excise taxes, but under current IRS regulations, we may not be subject to this excise tax unless and until our biofuel is sold for certain transportation uses.

$1 per gallon tax credit for biodiesel and “renewable diesel.” We are not currently eligible for the $1 per gallon federal tax credit currently afforded biodiesel and “renewable diesel.” We have been engaged in an effort to convince Congress to amend the tax code definitions to make our biofuel eligible for the same tax credit provided to biodiesel.  In late 2008, the biodiesel tax credit definitions were amended such that we may qualify for the $1 per gallon tax credit with appropriate guidance from the U.S. Department of the Treasury.  Until such guidance is issued, however, we will not be eligible for the $1 per gallon credit available to biodiesel.  In addition, the biodiesel tax credit is currently scheduled to expire on December 31, 2009, unless extended by Congress.

Intellectual Property

We acquired the rights to our proprietary technology through an exclusive license agreement with the inventor of the technology, Ferdinando Petrucci, in March 2006. Under the license agreement, we have been granted a perpetual, exclusive license to make, use and exploit certain chemical additives for use in making biofuel and  related know-how. Our exclusive license extends to North America, Central America and the Caribbean, and we have a right of first offer for any other territories worldwide (other than Italy and Paraguay, which are reserved to the inventor). Our license agreement has remaining payments of $1.0 million per year during each of the next five years, with the next payment of $1.0 million due in two installments in February and March 2010.

In April 2006, we filed a U.S. provisional patent application on behalf of the inventor and directed to the technology covered by our license. In April 2007, we filed a U.S. nonprovisional patent application and foreign patent applications for the technology.  Until patent protection is granted, we must rely on trade secret protection, which requires reasonable steps to preserve secrecy. Therefore, we require that our personnel, contractors and sublicensees not disclose the trade secrets and confidential information pertaining to the technology. In addition, trade secret protection does not provide any barrier to a third party “reverse engineering” fuel made with the technology, to the extent that the technology is readily ascertainable by proper means. Neither the patent, if it issues, nor trade secret protection will preclude third parties from asserting that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights.  In 2008, we initiated filing patent applications in certain foreign countries.

Government Regulations

Environmental Regulations . Our business is subject to environmental risks and hazards and we are subject to environmental regulation implemented and/or imposed by a variety of international conventions as well as federal, state, provincial, and municipal laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with biofuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and decommissioned in such a way that satisfies applicable regulatory authorities. Environmental permitting of biofuel manufacturing facilities varies with the characteristics of individual plants and by state. Our biofuel is manufactured using a process that is believed to yield little, if any wastes, emissions or discharges.

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

Clean Air Act. We intend to market our biofuel as a new class of biofuel for power generation, commercial and industrial heating and marine use. In order to be legally marketable as a fuel for on-road motor applications, our biofuel must be registered with the Environmental Protection Agency and comply with EPA’s rigorous emissions, durability, and health effects regulations promulgated to implement Section 211 of the Clean Air Act. Under these regulations, a company registering a fuel must conduct extensive testing on a variety of in-use motor vehicle engines. We are preparing to seek EPA approval under Section 211 for our fuel to be used on on-road motor vehicle applications as an additive.

Section 211 of the Clean Air Act generally does not apply to using our biofuel in a stationary source, such as utility power generation applications or institution/commercial heating fuel, or in certain marine applications. There may, however, be federal or state requirements applicable to emissions from individual furnaces, boilers, and similar equipment . As a practical matter, market acceptance of our biofuel may be limited until we can demonstrate that (i) our biofuel is comparable to conventional fuels from an energy content and emissions perspective  as well as handling and storage perspectives, and (ii) that our biofuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have only demonstrated the foregoing in commercially available systems  on a very limited basis.   In addition, certain initial testing indicated that our biofuel may require further development so that its viscosity is more stable under certain temperature conditions.

We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

Company History

We are a Florida corporation  that was initially organized as Wireless Holdings, Inc. in June 2003.   Our Delaware subsidiary, New Generation Biofuels, Inc, formerly H2Diesel, Inc., was formed in February 2006 to acquire the exclusive license to commercialize the proprietary technology used to produce our biofuel.  Through a reverse merger transaction in October 2006, H2Diesel became a subsidiary of public company Wireless Holdings, Inc., which we eventually renamed New Generation Biofuels Holdings, Inc. in March 2008.  Since September 2008, our common stock has been listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “NGBF.”

Employees

We have ten employees, all of whom are full time employees. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers

Name	Age	Position

Lee S. Rosen	55	Chairman of the Board

David A. Gillespie	48	Former President, Chief Executive Officer and Director

Cary J. Claiborne	48	President, Chief Executive Officer, Chief Financial Officer and Director

Phillip J. Wallis	45	Chief Marketing Officer

Andrea Festuccia	37	Chief Technology Officer

Connie Lausten, P.E.	41	Vice President, Regulatory and Legislative Affairs

David H. Goebel	49	Vice President, Global Sourcing and Supply Chain

C. David Wright	52	Vice President, Product Development

Philip R. Cherry, Jr.	46	Vice President, Engineering and Operations

The following is a description of the business experience of each of our executive officers:

Lee S. Rosen, Chairman of the Board

Mr. Rosen is the founder of  H2Diesel, Inc., our wholly owned subsidiary (now known as New Generation Biofuels, Inc.) and has served as the Chairman of our Board since October 2006. Mr. Rosen has been engaged as a private investor and business and financial consultant for the last five years. Mr. Rosen has been involved in the financial and securities brokerage industry since 1980 and has worked as a broker dealer with a number of firms.

David A. Gillespie, former President, Chief Executive Officer and Director

Mr. Gillespie resigned as our President, Chief Executive Officer and Director of New Generation Biofuels in March 2009 and had served in such capacities since October 2006. From 2001 to 2006, Mr. Gillespie served as a Vice President—Business Development and Asset Management of Duke Energy Corporation, a Fortune 500 energy company with business units that included regulated gas pipeline and electric utilities, natural gas liquids processing, and domestic and international merchant energy. In this position, Mr. Gillespie developed and led all aspects of Duke Energy North America’s 8000 megawatt $3 billion power generation business in the western United States and in Canada. Mr. Gillespie received his MBA from the Rensselaer Polytechnic Institute, Hartford, Connecticut, and his BSME from the Worcester Polytechnic Institute, Worcester, Massachusetts.

Cary J. Claiborne, President, Chief Executive Officer, Chief Financial Officer and a Director

Mr. Claiborne became our President, Chief Executive Officer and a Director in March 2009 and continues to serve as our Chief Financial Officer.  Prior to joining New Generation Biofuels in December 2007, Mr. Claiborne served as the Chief Financial Officer of Osiris Therapeutics, a publicly traded Biotech company from 2004 to 2007. From 2001 to 2004, Mr. Claiborne was the Vice President, Financial Planning and Analysis at Constellation Energy. Mr. Claiborne earned an MBA in Finance from Villanova University and a BA in business administration from Rutgers University.

Phillip J. Wallis, Chief Marketing Officer

Mr. Wallis joined us in January 2008. Mr. Wallis served as Manager, Regional Sales and Solutions for Asia Pacific and Africa at the Chevron corporation from September 2001 to December 2006 and as Process Documentation Team Lead, Chevron Supply Trading from December 2006 to January 2008.

Andrea Festuccia, PhD, Chief Technology Officer

Dr. Festuccia joined us in April 2006. Currently, Dr. Festuccia is Partner, Technical Director and member of the Board of Directors of IGEAM S.r.l. (since February 2009), a private Italian company engaged in consulting environmental and safety problems where he has worked since June 1999. Dr. Festuccia was Adjunct Professor of General and Inorganic Chemistry with the University of “La Tuscia” of Viterbo from 1999 to 2000. Dr. Festuccia was a former Technical Director and member of the Board of Directors of 3TI Progetti Italia (from July 2004 to January 2009). Dr. Festuccia is currently an external consultant with the University “La Sapienza” of Rome, a position that he has held since 2001. He also worked as an external expert for the Minister of Foreign Affairs of Italy-Farnesina from 2002-2004 and as Technical Director of Ecosystems S.r.l. from 2002 to present. In October 1996, he received a degree in chemical engineering and subsequently, in 2007, his doctor of philosophy degree in chemical engineering from the University of Rome - “La Sapienza”.

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

David H. Goebel, Jr., Vice President, Global Sourcing and Supply Chain

Mr. Goebel was appointed our Vice President of Global Sourcing and Supply Chain in September 2007. Mr. Goebel previously worked at MeadWestvaco, a packaging solutions and products company, as the acting Vice President, Supply Chain/Director of Customer Service. He was responsible for redesigning the corporate order-to-cash processes, strategizing organizational and process changes in capacity planning, demand forecasting, inventory management/ operations, logistics/distribution, and customer service. Additionally, Mr. Goebel was an executive at ExxonMobil and its predecessor, Mobil Corporation, where for nearly 20 years he worked in many different leadership capacities including manufacturing, engineering, supply chain, operations, marketing, and sales. Mr. Goebel holds a Bachelor of Science in Microbiology from University of Minnesota along with graduate studies at both the University of Texas at Dallas and Northeastern University.

C. David Wright, Vice President, Product Development

Mr. Wright joined the management team as Vice president of Product Development in October 2008. Prior to that, he held a variety of engineering and general management positions within General Motors and Delphi Corporation, including 20 years in a variety of executive assignments. His responsibilities included positions at Frigidaire, the General Motors Technical Center, Delco Electronics, and Delphi Packard Electric. Dave holds a BEE from Kettering University (formerly General Motors Institute), a MSEE from Stanford University, and a MS in the Management of Technology from the Sloan School at the Massachusetts Institute of Technology. He is the co-inventor on 4 U.S. patents.

Philip R. Cherry, Jr. Vice President, Engineering and Operations

Mr. Cherry has served as Vice President of Engineering and Operations since June 2008. Mr. Cherry was previously employed by the ethanol producer VeraSun from 2007 through May 2008 as Director of Operations where he was responsible for the commissioning, initial operation and annual maintenance shutdowns of a fleet of ethanol facilities. Prior to joining VeraSun, Mr. Cherry worked for U.S. BioEnergy providing contract management to ethanol facility owners. Mr. Cherry was also with The O-H Group from 2003 through 2006, providing project management and technical consulting services to renewable fuel producers. Additionally, for nine years Mr. Cherry worked for Mobil Oil Corporation in a variety of process and scientific roles. Mr. Cherry holds a Bachelor of Science degree in Chemistry from Chapman University. He is a member of the American Chemical Society, ASTM International, and the California Biomass Collaborative.

Other Information

News and information about New Generation Biofuels is available on our website, www.newgenerationbiofuels.com. In addition to news and other information about our company, we have provided access through this site to our filings with the Securities and Exchange Commission as soon as reasonably practicable after we file or furnish them electronically.

We have also provided access on our website to our Code of Business Conduct and Ethics, the charters of our Audit, Compensation and Nominating Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our corporate headquarters at 1000 Primera Boulevard, Suite 3130, Lake Mary, Florida 32746, Attn: Corporate Secretary. In addition, we intend to disclose on our website any changes to or waivers for executive officers from our Code of Business Conduct and Ethics.

ITEM 1A. RISK FACTORS

Our business faces many risks. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. Some of the risks described below may apply to more than just the subsection in which we grouped them for the purpose of this presentation. You should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.

Risks Related to Our Business

We are a development stage company with a limited operating history, which makes us a speculative investment.

We are a development stage company that seeks to commercialize our exclusive licensing rights to proprietary technology to manufacture biofuel that we acquired in early 2006. Since then, we have been engaged in organizational activities, including developing our business plan, hiring key management, optimizing product performance, developing our production facility, raising capital, conducting test burns with potential customers and entering into initial sales contracts. We currently have ten employees. We have generated very limited revenues. Accordingly, we have limited relevant operating history upon which you can evaluate our performance and prospects. You should consider our prospects in light of the inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets such as the renewable fuels industry. Such risks include technology risks, capital requirements, lack of market acceptance of our products, failure to establish business relationships, competitive disadvantages against larger and more established companies and regulatory matters.

We have a history of losses, deficits and negative operating cash flows and will likely continue to incur losses for the foreseeable future which may impede our ability to achieve our business objectives.

We expect to incur operating losses and continued negative cash flows for the foreseeable future as we invest in sales and marketing, test burns with potential customers, research and development and production facilities to achieve our business objectives. We may not achieve or sustain profitability on a quarterly or annual basis in the future. To be profitable, we will have to significantly increase our revenues and reduce our costs. Future revenues and profits, if any, will depend upon various factors such as those discussed here, many of which are beyond our control. If we are unable to increase our revenues, reduce costs or achieve profitability, we may have to reduce or terminate our operations.

We are unlikely to be able to continue as a going concern if we are unable to complete another financing by the end of the third quarter of 2009, which could be particularly challenging in the near term under current financial market conditions.

In March 2009, we completed a private placement of common stock and warrants, raising $3,166,000 in gross proceeds. We will require additional capital to finance future operating budgets and our longer term business growth plan. As of December 31, 2008, we have incurred a net loss of $27.5 million and negative cash flows from operating activities of $11.7 million since inception. As of December 31, 2008, we had approximately $1.5 million of available cash and approximately $1.4 million of accounts payable and accrued expenses. In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years. In October 2008, we began making monthly payments under our production facility site lease and terminaling service agreement. Given our financial commitments and our limited existing resources, we are unlikely to be able to continue as a going concern unless we are able to obtain additional financing, which could be particularly challenging in the near term under current financial market conditions. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources.

We have financed our operations to date primarily through the sale of our preferred stock, common stock and warrants in privately-negotiated transactions with accredited investors. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These factors include the ongoing development and testing of our proprietary technology, the nature and timing of licensing and sublicensing activities, plant construction, sales growth, hiring and retaining qualified management and employees, responding to competitive pressures, regulatory requirements and available financing. Because of our continuing need to raise additional capital, we are likely to seek additional financing on an opportunistic basis whenever we believe there is a suitable opportunity to do so. Any needed financing may not be available on acceptable terms, if at all. In addition, future equity financings, if any, could be dilutive to existing shareholders, and could require approval from shareholders, which cannot be assured. If additional financing is not available when needed, you may lose your entire investment in our company.

Sufficient customer acceptance for our biofuel may never develop or may take longer to develop than we anticipate, and as a result, our revenues and profits, if any, may be insufficient to fund our operations.

Sufficient markets may never develop for our biofuel, may develop more slowly than we anticipate or may develop with economics that are not favorable for us. The development of sufficient markets for our biofuel at favorable pricing may be affected by cost competitiveness of our biofuel, customer reluctance to try a new product and emergence of more competitive products. Because we only recently began manufacturing our biofuel, potential customers may be skeptical about product stability, supply availability, quality control and our financial viability, which may prevent them from purchasing our biofuel or entering into long-term supply agreements with us. We cannot estimate or predict whether a market for our biofuel will develop, whether sufficient demand for our biofuel will materialize at favorable prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and adversely impacted.

Our ability to produce and distribute commercially viable biofuel is unproven, and until we can prove our technology, we likely will not be able to generate or sustain revenues.

While producing biofuel from vegetable oils or animal fats is not a new technology, the technologies we are pursuing for our biofuel production have never been utilized on a commercial basis. Our biofuel, while intended as a new class of biofuel for power generation, commercial and industrial heating and marine use, may never achieve technical or commercial viability. All of the tests that we have conducted to date with respect to our technology have been performed in a limited scale environment, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis.

We have conducted multiple test burns of our biofuel products with potential customers. However, others may need to replicate these tests before our biofuel becomes commercially acceptable. We have never utilized our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Our technology may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, our technology and our biofuel may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

We likely will not be able to generate significant revenues until we can successfully validate our product performance with customers and operate our manufacturing facility on a commercial scale.

To date, we have generated a small amount of revenues on sales of limited quantities of our biofuel. Revenue generation could be impacted by any of the following:

•	delays in demonstrating the technological advantages or commercial viability of our proposed products;
•	problems with our commercial scale production plant, including delays in completion of the plant, technical staffing, permitting or other operational issues;
•	inability to interest early adopter customers in our products; and
•	inability to obtain cost effective supplies of vegetable oil and feedstocks.

Any planned manufacturing plants may not achieve projected capacity or efficiency, and we may not be able to sell our biofuel generated at these plants at prices that will cover our costs. Potential customers may require lengthy or complex trials or long sampling periods before committing to significant orders for our products.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Due to the recent tightening of global credit and the disruption in the financial markets, many of our potential customers are unable to access capital necessary to accommodate the use of our biofuel. Many are operating under austerity budgets that limit their ability to invest in infrastructure necessary to use alternative fuels and that make it significantly more difficult to take risks with new fuel sources. As a result, we may experience increased difficulties in convincing customers to adopt our biofuel as a viable alternative at this time.

We may not be able to generate revenues from sublicensing our technology.

Our exclusive perpetual license allows us to sublicense our proprietary technology in North America, Central America and the Caribbean, and our business plan includes, as a second potential revenue stream, the collection of royalties through sublicensing our proprietary technology. To date, we do not have any revenues from sublicenses and have only entered into one sublicense, with Global Energy Holdings Group, Inc. (formerly Xethanol Corporation, “Global Energy”) There can be no assurance that Global Energy will be able to perform its obligations under the sublicense. Since Global Energy sold its remainig 5,301,300 shares of our common stock that it owned in March 2009, we are re-evaluating our agreements with Global Energy and may engage in discussions to modify or terminate them. We likely will need to prove the viability of our technology before we can obtain any additional sublicense agreements, and we cannot assure you that we will be able to do so. Companies to which we grant sublicenses may not be able to produce, market and sell enough biofuel to pay us royalty fees or they may default on the payment of royalties. We may not be able to achieve profitable operations from collecting royalties from the sublicensing of our proprietary technology.

The strategic relationships upon which we may rely are subject to change.

Our ability to successfully test our technology, to develop and operate manufacturing plants and to identify and enter into commercial arrangements with customers or sublicensees will depend on developing and maintaining close working relationships with industry participants. These relationships will need to change and evolve over time, as we enter different phases of development. Our strategic relationships most often are not yet reflected in definitive agreements, or the agreements we have do not cover all aspects of the relationship. Our success in this area also will depend on our ability to select and evaluate new strategic relationships and to consummate transactions. Our inability to identify suitable companies or enter into and maintain strategic relationships may impair our ability to grow. The terms of relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to maintain these relationships. Moreover, reliance upon strategic partners to manufacture and sell our biofuel subjects us to additional risks, including a limited ability to control the quality of such fuel and the failure of such partners to perform in accordance with the terms of agreements that they may enter into with us. Arrangements we enter into with such partners may compete with any biofuel that we may manufacture at our own plants and therefore may limit our organic growth.

Our biofuel and other alternative sources are at significant disadvantage to petroleum fuels.

Our biofuel and other alternative fuels like biodiesel compete with petroleum-based fuels. Currently, the cost of producing most alternative fuels forces manufacturers to operate at a significant competitive disadvantage compared to petroleum-based fuels. Producers of alternative fuels generally depend upon government support, including tax credits and various incentives and mandates to purchase alternative fuels, and upon the willingness of customers to pay a premium for cleaner burning, renewable non-petroleum fuels.

We may be unable to compete successfully in the highly competitive alternative fuels market.

Within the alternative fuels market, the manufacture, marketing and sale of biofuels (such as biodiesel) and other alternative fuels is highly competitive. Such competition could be intense and could drive up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Additionally, new companies are constantly entering the market. This growth and fragmentation could negatively impact us or our sublicensees’ ability to obtain additional capital from investors. Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in recruiting and retaining qualified employees and in fuel manufacturing and marketing, which may give them a competitive advantage.

We may never develop the scale economies necessary to optimize our cost structure and enable us to produce and sell our biofuels for a profit.

Our current business model depends, in part, on developing sufficiently large sales volumes and production capacity to be able to realize economies of scale and minimize raw materials, sourcing, logistics and transportation costs. If we are unable to generate sufficient economies of scale in our operations, we may be unable to obtain volume discounts on raw materials and transportation or cut marginal production costs to the level necessary to profitably price our biofuel.

Unless the U.S. Treasury Department sets a biofuel standard that our biofuels can meet, our biofuels will not qualify for the tax credits for biodiesel and renewable diesel found in the Internal Revenue Code of 1986, as amended (the “Code”), and these biodiesel tax credits and the tax credits for which we are currently eligible are scheduled to expire at the end of 2009.

If our biofuels qualify, tax credits for alternative fuels can help us offset our production costs and compete more effectively with traditional fuels. The failure to qualify for these tax credits could limit our business prospects. In addition to the incentives on the federal level, several states also offer state tax incentives for the production of biodiesel. However, most of these states define the term “biodiesel” using the same definition as the Code. Although we believe that the cost of producing our biofuel will be significantly lower than the cost of producing biodiesel using conventional technologies, a portion of this cost advantage may be substantially offset if tax credits available to producers of conventional biodiesel are higher than tax credits for which our biofuel qualifies. Our biofuel does meet the definition of “alternative fuel” eligible under the Code for a 50 cent per gallon credit when mixed with diesel, kerosene or other taxable fuel and sold at the retail level. Unless extended by Congress, however, this credit will expire on December 31, 2009.

If our biofuels do not qualify for government mandated or incentivized renewable energy credits or renewable portfolio standards, our potential customers may be less likely to pay a premium for our biofuels, which could negatively impact our ability to generate revenues.

More than thirty states have enacted renewable energy credits (“RECs”) or renewable portfolio standards (“RPS”), including volume mandates, tax credits and other incentives for the use of renewable fuels. Our business model depends in part, on our biofuels qualifying for RECs and RPS and that our customers will pay a premium for our biofuels in order to receive the tax credits or comply with the government mandates. However, if we do not receive a premium for our biofuel or our biofuel does not qualify our customers for the credits or incentives, we may be unable to generate sufficient revenues or profits which could have a negative effect on our business, results of operations and financial condition.

 We may never fully realize the value of our technology license agreement, which presently is our principal asset.

We may not be successful in realizing the expected benefits from our master license agreement, which represented over 72% of our total assets as of December 31, 2008. Based on our estimation, as of December 31, 2008, of the discounted future cash flows expected to be generated, we recorded a write-down of the License Agreement in the amount of $1,600,369, in accordance with generally accepted accounting principles. We have generated only minimal revenues and no cash flows from our biofuel. We recorded our initial fuel sale in October 2008 and accordingly began to amortize the license agreement.. Further, we initially intended to use the licensed technology to generate our expected revenues without any significant modification, but we have conducted significant additional research and development to modify the basic fuel technology to meet market demands for particular fuel attributes. To date, we have incurred approximately $2.0 million in research and development separate from our license payments, and we are continuing to incur additional research and development costs to optimize our fuels to test different feedstocks and to tailor the fuel energy output, emissions and other specifications to the specific needs of potential customers.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

Our success will depend, in large part, on our technology’s commercial viability and on the strength of our intellectual property rights. Much of the technology presently consists only of trade secret rights, which are difficult to protect. If others gain access to the trade secrets relating to our technology, including through analysis or “reverse engineering,” they may able to develop substantially equivalent technology. Although we filed patent applications on behalf of the inventor to protect our technology, there can be no assurance that we ultimately will receive patent protection or that any protection that is obtained will be broad enough to be effective in protecting our technology against claims or actions by competitors. Further, any patents that are obtained may not withstand challenges as to validity and enforceability. Third parties may assert that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, we could not be certain that no infringement exists, particularly as our products have not yet been fully developed. We may need to acquire additional licenses from third parties in order to avoid infringement claims, and any required licenses may not be available to us on acceptable terms, or at all. To the extent infringement claims are made, we could incur substantial costs in the resulting litigation, and the existence of this type of litigation could impede the development of our business.

Our technology may become ineffective or obsolete.

To be competitive in the biofuel industry, we may be required to continually enhance and update our technology. The costs of doing so may be substantial, and if we are unable to maintain the efficacy of our technology, our ability to compete may be impaired. The impact of technical shortcomings could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we cannot make the required payments under our license agreement for our proprietary technology, the inventor may be able to terminate the agreement, which could preclude us from selling our biofuel.

We still have substantial obligations under the license agreement with the inventor of our proprietary technology. Specifically, we are required to pay Mr. Petrucci an additional $1.0 million in cash per year for the next five years, for a total of $5.0 million in remaining payments. To the extent we default on any of these payments or breach any other material provisions of our license, the inventor could terminate the agreement, which is our principal asset. The license agreement also provides that the inventor may terminate the agreement if an insolvency or bankruptcy petition is filed against us and is not dismissed within 90 days.

We depend on key personnel to execute our business plan. If we cannot attract and retain key personnel, we may not be able to successfully implement our business plan.

As of December 31, 2008, we had 11 full-time employees. In March 2009, David Gillespie resigned as our President, Chief Executive Officer and a Director. Our success depends to a significant degree upon the continuing contributions of our key management. We have a relatively small team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

2020 Energy, LLC owns approximately 29.5% or our outstanding common stock, and Ferdinardo Petrucci, the inventor of our prprietary technology owns approximately 7.3% of our common stock. The managing and sole memeber of 2020 Energy has partnered with Mr. Petrucci to form PTJ Bioenergy Holdings, Ltd, an entity that is the licensor (by assignment from Mr. Petrucci) of our technology.  2020 Energy and Mr. Petrucci may delay, defer or prevent us from taking actions that would be beneficial to our other shareholders.

As of March 30, 2009, 2020 Energy, LLC and Mr. Petrucci combined owned approximately 36.8% of our outstanding common stock. Accordingly, they may be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our shareholders for approval, including the election of our board of directors and any proposed merger or consolidation of our company. Their ownership interest in our company may discourage potential investors from investing in our securities due to concerns with the overhang on our common stock and third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

Risks Related to Our Industry

The current economic and political environment may provide increased uncertainty and unpredictability that may have an adverse effect on our industry.

Our industry relies heavily on governmental incentives, usually tax-based, and government mandates to encourage broad market acceptance and use of alternative fuels. We expect that the support for new renewable energy polices by the Obama Administration and the new Congress will likely have a positive impact on the market’s willingness to embrace alternative fuels. However, the timing and the effectiveness of these plans are unknown and may not provide the requisite support to ensure success of the alternative fuels industry. In addition, the global economic recession and the tight capital markets have depressed fuel prices and energy demand, limited the ability of customers to spend funds on new, experimental fuels and limited the funds available to invest in early-stage companies.

Prices and markets for biofuel are unpredictable and tend to fluctuate significantly.

The price of biofuels, as well as the price of conventional petroleum-based fuels and other alternative fuels, is based on global demand, supply and other factors, all of which are beyond our control. Global prices for biodiesel fuel have fluctuated widely in recent years, and we expect that prices will continue to fluctuate. Price fluctuations will have a significant impact upon our revenue, results of operations and on our general financial condition. Price fluctuations for biodiesel and other conventional and alternative fuels may also impact the capital markets, and our ability to raise capital. In particular, as prices of petroleum-based fuels decline, the interest in investing in alternative sources of energy, like our biofuel, may decline as well. Future decreases in the price of biodiesel and competing fuels may have a material adverse effect on our financial condition and future results of operations.

Our financial results are substantially dependent on commodity prices and supplies, which are subject to significant volatility and uncertainty.

Our results of operations, financial position and business outlook are substantially dependent on commodity prices, especially prices for vegetable oil, animal fat feedstock, and materials used in producing our biofuel. The prices for these items are quite volatile and could cause our results to fluctuate substantially. We may experience periods of declining prices for our products and increasing costs for our raw materials, which would result in operating losses. Many biofuel companies attempt to hedge a portion of the effects of fluctuations in prices by entering into forward contracts to supply vegetable oil or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts. These activities involve substantial costs and substantial risks and may be ineffective in mitigating changing commodity prices. We have not entered into any hedging, forward contracts, or similar arrangements and could be at a competitive disadvantage with companies that have entered into successful hedging arrangements.

The biofuel industry is subject to significant environmental regulation and may be adversely affected by regulatory and environmental risks.

Biofuels businesses are subject to environmental risks and hazards and environmental regulation imposed by a variety of international conventions as well as federal, state, provincial, and local laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with biofuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and closed in such a way that satisfies applicable regulatory authorities. Compliance with environmental laws can require significant expenditures and a violation may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. Compliance with environmental laws may limit production, significantly increase the costs of operations, or otherwise adversely affect results of operations and prospects.

To market our fuel for on-road motor vehicle applications in the United States, our biofuel must be registered with the U.S. Environmental Protection Agency, or EPA, and comply with the EPA’s rigorous emissions, engine durability and health effects regulations. We have not yet applied for such registration. We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

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

Risks Related to Our Securities

Our declining stock price and need to raise additional capital likely could lead to significant dilution in future financing transactions.

In light of our need to raise significant amounts of additional capital, coupled with the recent decline in our stock price, we may need to issue large amounts of additional shares of common stock or securities convertible into common stock, resulting in significant dilution to our shareholders and causing a reduction in their proportionate ownership and voting power. Under Nasdaq rules, our board of directors has the ability, without seeking shareholder approval, to issue additional shares of common stock or convertible preferred stock, aggregating up to 20% of our outstanding common stock, for such consideration as the board of directors may consider sufficient, which may be at a discount to the market price. In addition, we may be required to issue securities that may contain antidilution provisions or other onerous terms that may also result in additional dilution to our shareholders.

Some of our recent financing transactions included antidilution provisions that, if triggered, could dilute the ownership interests of our existing common shareholders.

Some of our outstanding securities include antidilution provisions that, when triggered, result in the issuance of additional shares that would dilute the interests of existing common stockholders. Our Series B convertible preferred stock and warrants issued in 2008 include antidilution provisions that are triggered if we issue equity in certain capital-raising transactions for a price below the $4.25 conversion price of the Series B preferred stock or the $6.25 exercise price of the warrants within the first to occur of one year from the date of registration of the underlying common stock from the private placement or 18 months from the respective closing dates, March 31, 2008 or May 13, 2008, with a floor of $3.00 per share. Our March 2009 private placement triggered the antidilution provisions of the Series B preferred stock and warrants issued in 2008 and also included certain antidilution provisions that apply if we issue additional shares of common stock or convertible securities in a financing transaction within 15 months of the closing date with a purchase price or conversion price less than $0.80 per share or if we issue additional warrants in a financing transaction within the next 15 months with an exercise price less than $0.90 per share, subject to certain caps required by Nasdaq listing rules.

These antidilution provisions could be disproportionately dilutive and adversely affect the prevailing market prices of our common stock. The existence of conversion features also may result in short selling of our common stock that may further depress the market price.

If we do not meet Nasdaq requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

We began trading on Nasdaq on September 23, 2008 after switching our listing from the American Stock Exchange (“Amex”). Under Nasdaq listing rules, our common stock could be delisted from Nasdaq if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity, minimum $1.00 bid price and market capitalization), the distribution of our publicly held securities and compliance with Nasdaq listing agreements and SEC rules and regulations. For example, Nasdaq requires a minimum stockholders’ equity of $2.5 million. As of December 31, 2008, our stockholders’ equity was $2.1 million. Given the current extraordinary market conditions, Nasdaq has suspended the enforcement of the bid price and market value of publicly held shares requirements through April 19, 2009. As a result of this suspension, even if our common stock continues to trade at a bid price below $1.00, we do not expect to receive a Nasdaq Staff Determination Letter related to the minimum bid price requirement until the suspension expires.

However, if our securities are delisted from Nasdaq, they may be quoted again for trading on the OTC Bulletin Board which may depress demand for our shares and limit market liquidity due to the reluctance or inability of certain investors to buy stocks on the OTC Bulletin Board. Consequently, an investor may find it more difficult to trade our securities. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our common stock is thinly traded and subject to volatility.

Although our common stock is currently traded on the Nasdaq and previously was traded on the Amex, it has traded in relatively small volumes. If our common stock continues to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices, which may limit the liquidity of our common stock.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In 2008, we registered a total of 4,770,990 shares of our common stock for resale by non-affiliate selling shareholders, including shares issuable upon conversion or exercise of rights to purchase that are not currently outstanding, which shares are now eligible for trading in the public market. In addition, approximately 4 million shares of our common stock issued in our March 2009 private placement may become eligible for sale in the open market under Rule 144 in September 2009. In general, a person who has held restricted shares for the requisite holding period, upon compliance with Rule 144 procedures, may sell shares into the market. We cannot predict the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

Our common stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they also may trade on securities exchanges. To the extent the market price of our publicly traded common stock is less than $5.00 per share, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own no real property and currently lease our office and production spaces. On March 14, 2008, we signed a lease for office space in Lake Mary, Florida in connection with the relocation of our corporate headquarters to Florida. The new corporate headquarters is located at 1000 Primera Boulevard, Lake Mary, FL 32746. The lease commitment is for sixty-six months. We are leasing approximately 6,000 square feet. The total rental commitment, for the entire rental period, is approximately $952,000. We also maintain an additional office located at 20283 State Road 7, Suite 300, Boca Raton, Florida 33498.

On September 12, 2008, we entered into a site lease agreement (the “Lease Agreement”) to locate our first commercial scale biofuel manufacturing plant at a port location in Baltimore, Maryland and a terminaling services agreement (the “Service Agreement”) to provide certain terminaling services at the site. The Lease Agreement covers the physical premises where the production facility will be located as well as approximately six million gallons of storage tank capacity and related terminaling facilities. The initial term of the Lease Agreement is five years with an option to renew for three additional five year periods. The total base rental commitment, for the initial five year rental period, is approximately $4,305,000. Under the Services Agreement, we are provided terminaling services that include the receipt, the unloading and the transfer of raw materials and the subsequent transfer and load out of finished product from and to railcars, barges and trucks. The term of the Services Agreement will run concurrently with the Lease Agreement. The total minimum throughput charges, for the initial five year service agreement period, are approximately $916,000.

 Other than cash and certain contracts, we own approximately $379,000 in tangible assets which is primarily plant equipment.

ITEM 3. LEGAL PROCEEDINGS

We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on Tuesday, August 5, 2008, two proposals were submitted to a vote of our shareholders.

1. Election of Directors —Six directors were elected to serve on our Board of Directors for a term that ends at the next Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follows:

NOMINEE	IN FAVOR	WITHHELD
Lee S. Rosen	18,031,384	13,687
David A. Gillespie	18,031,384	13,687
Phillip E. Pearce	18,031,384	13,687
John E. Mack	18,031,384	13,687
James R. Sheppard, Jr.	18,031,384	13,687
Steven F. Gilliland	18,031,384	13,687

2.  Ratification of Auditors — The shareholders ratified the appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for 2007. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTE
17,842,903	186,530	15,637	0

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq on September 23, 2008 under the symbol “NGBF.”  Between April 15, 2008 and September 22, 2008 our common stock traded on the Amex under the symbol “GNB” and prior to trading on Amex, our common stock was traded on the OTC Bulletin Board under the symbol “HTWO.OB.”  The following table below sets forth the high and low sales prices per share for the periods our common stock was traded on Nasdaq and Amex and the high and low bid prices per share for the periods our common stock was quoted on the OTC Bulletin Board.

	High	Low
2009
First Quarter (through March 27, 2009)	$1.12	$0.43

2008
First Quarter	$6.00	$3.00
Second Quarter	7.08	4.25
Third Quarter	5.15	3.45
Fourth Quarter	4.50	0.71

2007
First Quarter	$12.00	$4.10
Second Quarter	8.00	5.25
Third Quarter	7.00	4.27
Fourth Quarter	7.75	3.25

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2008 was 130, including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2008, we had 19,299,168 shares of common stock outstanding. In March 2009, we completed a private placement of 3,957,500 shares of common stock and warrants to purchase an additional 3,957,500 shares. As of March 30, 2009, the Company had 24,766,179 shares of common stock outstanding.

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

Registration Rights

Under the terms of some private placements, we have entered into registration rights agreements with the purchasers of our convertible preferred stock, common stock and warrants. Under the registration rights agreements, we were required to file “resale” registration statements with the SEC covering the shares of our common stock issued directly, upon conversion of the preferred stock issued or upon exercise of the warrants issued in the private placements. In November 2008, we registered 4,770,990 shares of our common stock for resale by the selling stockholders on two registration statements on Form S-3 (Registration No. 333-151318 and No. 333-151320). We are obligated to maintain the effectiveness of these “resale” registration statements from the effective date until all securities registered under the registration statements have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations. We may also include on future registration statements additional shares issuable upon exercise of our outstanding warrants and options. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than 180 days after the closing of the private placements.

Because we did not file certain registration statements when required after our December 2007 and March 2008 private placements, we issued, in the aggregate, an additional 61,118 “penalty” shares of our common stock to the purchasers in the December 2007 and March 2008 private placements. The Company recorded a $230,277 expense related to the penalty shares for the year ended December 31, 2008. For the year ended December 31, 2008, the Company recorded a loss on fair value adjustment of $717 related to this liability as the Company’s stock price declined during this period.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation. We produce our biofuels using a proprietary blending technology that we believe is simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional biodiesel. We believe that this technology enables us to produce biofuels that cost less to produce, use less energy and generate significantly lower emissions than our competitors. Our technology also gives us the flexibility to produce our biofuel from multiple feedstocks, which allows us to use non-edible raw materials in our production process, when desirable. We believe that these factors will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market.

Our business commenced in February 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to optimize our product, conducting test burns at power generation facilities, completing a commercial scale production facility in Baltimore, Maryland, entering into biofuel sales agreements, and raising equity capital. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of December 31, 2008, we had an accumulated deficit of $33.9 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and other initiatives, including potentially the financing of future acquisitions.

Our long-term business strategy consists of developing two revenue streams: (1) direct sales from manufacturing plants that we may purchase, lease or build (either directly or through joint ventures) in order to process, market and sell our biofuel using our proprietary technology and (2) the collection of royalties through sublicensing our proprietary technology. Our near-term business strategy is focusing on direct sales of our biofuel produced at our manufacturing plant as well as plants we may purchase or build, either directly or through joint ventures. To execute this strategy, we are pursuing an active test burn program with a number of energy producers to validate our biofuel. We may also sell our biofuel to boiler operators under extended evaluation and test programs. In addition, we have placed into service our first biofuel production plant, a 5 million gallon per year facility located in Baltimore, Maryland. We also have commenced the process of procuring raw materials for production of our biofuel but have not made any significant commitments or procurements at this point. As a second potential revenue stream, our business plan contemplates collecting royalties through sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our proposed facilities. We also are actively pursuing our eligibility and qualification for tax credits and other government incentives to strengthen the competitive position of our biofuel. To date, we have recognized minimal revenue and costs of revenue. Our costs have consisted mainly of research and development relating to our product and general and administrative costs.

Financial Operations Overview

Research and Development Costs

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Baltimore, Maryland. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. From inception through December 31, 2008, we have incurred aggregate research and development costs of approximately $2.0 million.

Our research and development costs consist of expenses incurred in identifying, developing and testing our product. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel. We have ten employees, all of whom are full time employees.

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

Results of Operations

Comparison of the Year ended December 31, 2008 and the Year ended December 31, 2007

Research and Development Expenses

Research and development expenses were approximately $1.1 million for the year ended December 31, 2008 compared to $0.8 million for the year ended December 31, 2007. The increase in research and development expenses in 2008 reflects primarily costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology and costs to focus on further optimizing emissions as well as combustion tuning to enhance reliable cold engine starts.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2008 compared to $7.5 million in the prior year. The increase of $2.2 million in 2008 over the prior year was primarily attributable to increased expenses of $1.0 million associated with personnel and related costs, increases related to legal and audit fees of $0.5 million, and an increase of $0.2 million for rental costs.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2008 compared to $0.8 million in the prior year. The decrease of $0.3 million in 2008 over the prior year was attributable to a reduction in license agreement payable. Interest expense consists of interest incurred related to the License Agreement payable.

Other Expense

Other Expense was zero for the year ended December 31, 2008 compared to $0.3 million in the prior year. The decrease was attributable to the recognition of a charge, in the prior year, associated with a forfeited deposit of $250,000 as a result of the termination by Global Energy of our stock purchase and termination agreement.

(Loss) Gain on Fair Value Adjustment

Loss on fair value adjustment was $717 for the year ended December 31, 2008 compared to a gain of $0.6 million in the prior year.  During December 2007, the Company recorded an $80,752 contingent liability for 2% of the shares issued in the December 2007 private placement.  During 2008, the Company recorded an additional $186,291 contingent liability for 4% of the shares issued, up to the maximum penalty of 6%.  For the year ended December 31, 2008 and 2007, the Company recorded a loss on fair value adjustment of $30,169 and a gain on fair value adjustment of $1,796, respectively, related to this liability as the Company’s stock price fluctuated during this period. Upon issuance of the shares the contingent liability was eliminated.

In connection with the Series B Private Placement completed on March 31, 2008, the Company recorded a contingent liability of $43,986 for 1% of the amount invested, due to the registration statement not being declared effective within 180 days of the initial required filing date. The Company recorded a gain on fair value adjustment of $29,452 related to this liability as the Company’s stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

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

Comparison of the Year ended December 31, 2007 and the Period from February 28, 2006 to December 31, 2006

Research and Development Expenses

Research and development expenses were approximately $0.8 million for the year ended December 31, 2007 compared to $0.1 million in the prior period. The increase in research and development expenses in 2007 reflects primarily the cost of conducting test burns at Dynegy. We also incurred costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology and to focus on further optimizing emissions as well as combustion tuning to enhance reliable cold engine starts.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the year ended December 31, 2007 compared to $4.3 million in the prior period. The increase of $3.2 million in 2007 over the prior period was primarily attributable to increased expense associated with stock options and warrants of $0.9 million, an additional $0.9 million in personnel and related costs to support the company’s growth, and a $0.7 million increase in professional fees.

Interest Expense

Interest expense was $0.8 million for the year ended December 31, 2007 compared to $0.6 million in the prior period.

Other Expense

Other expense was $0.3 million for the year ended December 31, 2007 compared to zero in the prior period. The increase was attributable to the recognition of a charge associated with a forfeited deposit of $250,000 as a result of the termination by Global Energy of our Stock Purchase and Termination Agreement.

Gain on fair value adjustment

Gain on fair value adjustment was $0.6 million for the year ended December 31, 2007 compared to zero in the prior period. On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. The Company recorded a $1,574,100 contingent liability at January 1, 2007 based on the Company’s stock price at that date. For the year ended December 31, 2007 the Company recorded a gain on fair value adjustment of $629,640 related to this liability as the Company’s stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2008, we had $1.5 million in cash, compared to $3.8 million at September 30, 2008.

Although we completed a private placement of $3,166,000 in gross proceeds in the first quarter of 2009, we will need to reduce costs and raise additional financing to continue our operations beyond the third quarter of 2009. We expect that our available cash and interest income will be sufficient to finance currently planned activities through September 2009. We estimate that we will require an additional $3.5 million to fund our operations through 2009. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We began incurring monthly lease and other payment obligations in October 2008 under our production facility site lease and terminaling service agreement and incurred upfront production costs associated with manufacturing our biofuels under recent customer contracts. We also have incurred costs associated with developing our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations.

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

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately negotiated transactions with accredited investors. In 2008, we raised $7,589,100 in gross proceeds from the sale Series B Preferred Stock with a conversion price of $4.25 per share and warrants to purchase common stock with an initial exercise price of $6.25 per share. In March 2009, we raised $3,166,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.80 per share and warrants with an exercise price of $0.90 per share.

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

Cash Flows

Net cash used in operating activities was $6.3 million for the year ended December 31, 2008 primarily reflecting our net loss of $13.5 million, partially offset by $3.4 million in non-cash stock-based compensation expense, $0.6 million in non-cash stock based expense for services rendered by consultants, $0.5 million in non-cash amortization expense associated with our license agreement payable, $0.2 million in non-cash amortization expense related to the license, $0.2 million in non-cash penalty share expense, $0.4 million in warrant expense associated with legal settlement and $1.6 million in impairment expense related to the write-down of license value . Net cash used in operating activities was $4.0 million for the year ended December 31, 2007, primarily reflecting our net loss of $8.6 million, partially offset by $3.6 million in non-cash stock-based compensation expense, $0.5 million in non-cash stock based expense for services rendered by consultants and $0.8 in non-cash amortization expense associated with our license agreement payable.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2008. Net cash used in investing activities was zero for the year ended December 31, 2007. Net cash used in investing activities in 2008 was attributable to $0.4 million to build out our plant facility and purchase furniture and equipment, and $0.1 million of patent costs.

Net cash provided by financing activities was $6.6 million for the year ended December 31, 2008, and consisted of $7.2 million in net proceeds from the issuance of preferred stock, and $0.4 million in proceeds from exercise of warrants, partially offset by $1.0 million in payments for our License Agreement.

Net cash provided by financing activities was $4.6 million for the year ended December 31, 2007, and consisted of $6.7 million in net proceeds from the issuance of common and preferred stock, partially offset by $2.1 million in payments for our License Agreement.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

•	the level of cash flows from product sales;
•
conducting additional testing with utilities, independent power producers or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;

•
maintaining and improving our production facility in Baltimore, Maryland under our terminal lease agreement with Pennington Partners, LLC or with others to supply our products initially for testing and eventually for the broader biofuels market;

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

The Company recorded its Master License Agreement at cost in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” The value of the Master License Agreement is tested for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires a review of the value of long-lived assets on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

The Company prepared a SFAS 144 analysis of the Master License Agreement at December 31, 2008 by utilizing the probability weighted sum of the discounted cash flows. The key variables used include various industry biodiesel projections, management projections and applied weighted average assumptions.

Based on a review of the Company’s sublicensing agreement with Global Energy and other third-party licensing agreements for various alternative fuel technologies, the revenue base selected was projected gallons of biofuel production. Because of the uncertainty associated with the Company’s future production, we considered four scenarios for a sensitivity analysis. Scenarios 1 and 2 assume the Company’s production will equal 0.5% and 1%, respectively, of total projected U.S. biodiesel sales in each of the projected periods. Scenario 3 is based on the Company’s estimate of its anticipated production. Scenario 4 assumes a minimal amount of production is achieved due to capital constraints. We applied probabilities of 32.67% to scenarios 1 through 3 and a probability of 2% to scenario 4..

In determining a royalty rate for the Technology, we examined the royalty rates for alternative energy related technologies, including biofuels, as well as the Company’s sublicense with Global Energy. Based on this information, we applied a $0.10 per gallon royalty. Taxes were estimated based upon a combined effective total state and federal tax rate of 40%.

Based upon our analysis, the probability weighted sum of the discounted cash flows attributable to the Master License Agreement is less than its carrying value. Therefore, for the year ended December 31, 2008, the Company recorded a write-down of the Master License Agreement in the amount of $1,600,369.

The useful life of the Master License Agreement was assumed to be thirteen years based on management’s assessment of the projected duration of economically competitive new product life in the alternative energy industry.

Other significant estimates include the valuation of shares, stock options and warrants issued. Actual amounts and results could differ from these estimates made by management.

Off−Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases and a Letter of Credit, which are described further in Note 9 to the Company’s consolidated financial statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Generation Biofuels Holdings, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
New Generation Biofuels Holdings, Inc.

We have audited the accompanying consolidated balance sheets of New Generation Biofuels Holdings, Inc. (the “Company”) (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007, and for the period from February 28, 2006 (inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Biofuels Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 2008 and 2007, and for the period from February 28, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has incurred losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Imowitz Koenig & Co., LLP
Certified Public Accountants

New York, New York
March 31, 2009

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash	$1,476,246	$1,644,145
Accounts receivable	22,943	–
Prepaid expenses	195,369	84,968
Total current assets	1,694,558	1,729,113

Property and Equipment - net	378,946	–
Other assets	392,208	–
License agreement	6,267,460	8,061,300
TOTAL ASSETS	$8,733,172	$9,790,413

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,385,311	$634,587
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $71,270 and $78,153)	928,730	921,847
Accrued dividend on preferred stock	765,369	210,275
Liability under registration rights agreement	–	78,956
Total current liabilities	3,129,410	1,895,665

License agreement payable
(net of unamortized discount of $1,464,132 and $1,993,830)	3,535,868	4,006,170
Total Liabilities	6,665,278	5,901,835

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 26,400 and 42,050 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	1,020,087	1,624,798
Series B Cumulative Convertible Preferred Stock: $100 stated value, 250,000 shares authorized, 72,126 shares issued and outstanding as of December 31, 2008	5,023,429	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,299,168 and 18,165,793 shares issued and outstanding as of December 31, 2008 and 2007, respectively	19,299	18,166
Additional paid-in-capital	29,889,220	18,955,101
Deficit accumulated during the development stage	(33,884,141)	(16,709,487)
Total stockholders' equity	2,067,894	3,888,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,733,172	$9,790,413

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUEL HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from February 28, 2006 (Inception) to December 31, 2008

Net sales	$22,943	-	$22,943

Cost of sales (including amortization of $193,471)	307,541	-	307,541

Gross loss	(284,598)	-	(284,598)

Operating expenses:
Research and development expenses	1,086,723	779,341	1,950,173
Merger expenses	-	-	340,000
General and administrative expenses	9,653,380	7,488,785	21,471,497
Legal settlement	359,595	-	359,595
License impairment	1,600,369		1,600,369
Total operating expenses	12,700,067	8,268,126	25,721,634

Net loss from operations	(12,984,665)	(8,268,126)	(26,006,232)

Interest income	29,418	49,534	78,952

Interest expense	(536,581)	(773,832)	(1,949,046)

Other income	7,208	-	7,208

Other expense	-	(250,000)	(250,000)

(Loss) gain on fair value adjustment	(717)	631,436	630,719

Net loss	(13,485,337)	(8,610,988)	(27,488,399)

Preferred dividends	(3,689,317)	(2,706,425)	(6,395,742)

Net loss available to common shareholders	$(17,174,654)	$(11,317,413)	$(33,884,141)

Basic and diluted net loss per share	$(0.92)	$(0.66)

Weighted average number of shares outstanding	18,725,312	17,207,157

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from February 28, 2006 (Inception) to December 31, 2008

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at February 28, 2006	-	$-	-	$-			$-	$-	$-
Issuance of founders' shares ($0.001 per share)	5,541,250	5,541	-	-			(4,987)	-	554
Issuance of shares to shareholders of company acquired in recapitalization transaction	1,101,250	1,101	-	-			(1,101)	-	-
Issuance of common stock in private offerings, net of costs	6,165,000	6,165	-	-			4,290,328	-	4,296,493
Issuance of common stock for services rendered	2,090,000	2,090	-	-			1,274,073	-	1,276,163
Issuance of common stock for Put Right	1,300,000	1,300	-	-			(1,300)	-	-
Issuance of common stock for Master License	893,750	894	-	-			544,853	-	545,747
Issuance of warrants for services rendered	-	-	-	-			512,583	-	512,583
Compensation expense associated with options	-	-	-	-			1,429,343	-	1,429,343
Net loss	-	-	-	-			-	(5,392,074)	(5,392,074)
Balance at December 31, 2006	17,091,250	17,091	-	-			8,043,792	(5,392,074)	2,668,809

Cumulative effect of change in accounting principle	-	-	-	-			(1,574,100)	-	(1,574,100)
Compensation expense associated with options	-	-	-	-			3,562,047	-	3,562,047
Issuance of options and warrants for services rendered	-	-	-	-			496,738	-	496,738
Issuance of common stock - registration rights agreement	174,900	175	-	-			944,285	-	944,460
Issuance of preferred stock and warrants in private offering	-	-	42,550	1,644,118			2,610,882	-	4,255,000
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-			2,496,150	(2,496,150)	-
Issuance of common stock and warrants in private offering	887,143	887	-	-			3,104,114	-	3,105,001
Liability under registration rights agreement in common stock private offering	-	-	-	-			(80,752)	-	(80,752)
Private placement costs	-	-	-	-			(667,362)	-	(667,362)
Conversion of preferred stock into common stock	12,500	13	(500)	(19,320)			19,307	-	-
Dividends accrued on preferred stock	-	-	-	-			-	(210,275)	(210,275)
Net loss	-	-	-	-			-	(8,610,988)	(8,610,988)

Balance at December 31, 2007	18,165,793	$18,166	42,050	$1,624,798	-	$-	$18,955,101	$(16,709,487)	$3,888,578
Compensation expense associated with options, stock and restricted stock	-	-	-	-	-	-	3,268,363	-	3,268,363
Issuance of options and warrants for services rendered	-	-	-	-	-	-	558,505	-	558,505
Warrant expense related to legal settlement	-	-	-	-	-	-	359,595		359,595
Issuance of common stock for services rendered	16,250	16	-	-	-	-	78,484	-	78,500
Issuance of common stock - registration rights agreement	61,128	61	-	-	-	-	309,894	-	309,955
Issuance of common stock - dividends on conversion of preferred stock	33,947	34	-	-	-	-	135,754		135,788
Issuance of preferred stock and warrants in private offering	-	-	-	-	79,405	5,556,361	2,032,739	-	7,589,100
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	-	-	2,963,995	(2,963,995)	-
Private placement costs	-	-	-	-	-	-	(401,450)	-	(401,450)
Conversion of preferred stock into common stock	570,617	571	(15,650)	(604,711)	(7,279)	(532,932)	1,171,511	-	34,439
Exercise of warrants into common stock	451,433	451	-	-	-	-	456,729	-	457,180
Dividends accrued on preferred stock	-	-	-	-	-	-	-	(725,322)	(725,322)
Net loss	-	-	-	-	-	-	-	(13,485,337)	(13,485,337)

Balance at December 31, 2008	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$29,889,220	$(33,884,141)	$2,067,894

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.

(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Year ended December 31, 2008	For the Year ended December 31, 2007	For the Period from February 28, 2006 (Inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,485,337)	$(8,610,988)	$(27,488,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,383	-	7,383
Amortization of license	193,471	-	193,471
Amortization of discount	536,581	773,832	1,949,046
Compensation expense associated with stock options	3,268,363	3,562,047	8,259,753
Compensation expense associated with accrued stocks and warrants	124,732		124,732
Issuance of common stock, options and warrants for services rendered	637,005	496,738	2,922,488
Penalty share expense	230,277	-	230,277
Warrant expense related to legal settlement	359,595	-	359,595
License impairment	1,600,369	-	1,600,369
Loss (gain) on fair value adjustment	717	(631,436)	(630,719)

Changes in operating assets and liabilities:
Prepaid expenses	(110,401)	(14,693)	(195,369)
Accounts receivables	(22,943)	-	(22,943)
Other assets	(264,136)		(264,136)
Accounts payable and accrued expenses	625,996	444,083	1,260,853
Net cash used in operating activities	(6,298,328)	(3,980,417)	(11,693,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(386,329)	-	(386,329)
Payment for patents	(128,072)	-	(128,072)
Acquisition of License Agreement	-	-	(1,500,000)
Cash used in investing activities	(514,401)	-	(2,014,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	(1,000,000)	(2,100,000)	(3,500,000)
Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offering issuances of common stock, net of costs	-	2,873,990	6,405,483
Proceeds from private offering issuance of preferred stock, net of costs	7,187,650	3,818,649	11,006,299
Proceeds from the exercise of warrants	457,180	-	457,180
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable - related party	-	-	50,000
Net cash provided by financing activities	6,644,830	4,592,639	15,184,516

Net increase in cash and cash equivalents	(167,899)	612,222	1,476,246
Cash and cash equivalents - beginning of period	1,644,145	1,031,923	-

Cash and cash equivalents - end of period	$1,476,246	$1,644,145	$1,476,246

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Payable for License Agreement (net of discount)	$-	$-	$6,015,552
License Agreement acquired in exchange for issuance of common stock	$-	$-	$545,747
Preferred Stock Dividend	$725,322	$210,275	$935,597

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

The Company is in the development stage and has generated minimal revenues. As a result, the Company has incurred a net loss of $27.5 million and negative cash flows from operating activities of $11.7 million since Inception. The Company is obligated to pay $5.0 million in additional payments under the Master License, of which $1.0 million is due in installments in February and March 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company completed a private placement of $3,166,000 in gross proceeds in the first quarter of 2009, the Company will need to reduce costs and raise additional financing to fund operations and long term business objectives. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the Company and its wholly owned subsidiaries New Generation Biofuels, Inc. and NGB Marketing, LLC. All intercompany accounts and transaction have been eliminated.

The Company has devoted most of its activities to establishing its business, including raising capital and, accordingly, the Company presents its consolidated financial statements as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s most significant estimate is the value of its exclusive license. Other significant estimates include the valuation of shares, warrants or options issued for services and the estimated useful life of the exclusive license which will be used to calculate amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ significantly in the near term, especially as to the estimated value of its exclusive license from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of December 31, 2008 and 2007, there were 11,539,937and 10,332,565, respectively, shares of common stock equivalents including options (6,566,289 shares of common stock as of December 31, 2008 and 5,605,000 shares of common stock as of December 31, 2007), non employee options (1,591,000 shares of common stock as of December 31, 2008 and 1,531,000 shares of common stock as of December 31, 2007) and warrants (3,382,648 shares of common stock as of December 31, 2008 and 3,196,565 shares of common stock as of December 31, 2007) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive. As of December 31, 2008 there were 26,400 and 72,126 shares of Series A and Series B convertible preferred stock, respectively, which are convertible into 660,000 and 1,697,082 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive. As of December 31, 2007 there were 42,050 shares of Series A convertible preferred stock, which are convertible into 1,051,250 shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000.

Property and equipment

Property and equipment are recorded at cost. Major additions are capitalized and depreciated using the straight-line method over their estimated lives of five to seven years. Repairs and maintenance costs are expensed as incurred. Depreciation expense for the years ended December 31, 2008 and 2007 was $7,383 and $0, respectively.

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007

Furniture and fixtures	$82,181	$-

Property and equipment	54,439	-

Construction in progress	249,709	-

	386,329	-

Less accumulated depreciation	(7,383)	-

Fixed assets, net	$378,946	$-

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

Master License

In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, the Company has capitalized its perpetual life Master License and has estimated its useful life to be 13 years. The Company began amortizing the cost of its Master License during the fourth quarter of 2008. The Company recorded $193,471 of amortization expense for the year ended December 31, 2008. The Company will record $616,471 of amortization expense in each of the next five years. The value of the Master License was tested for impairment at December 31, 2008 and 2007 in accordance with SFAS 144. For the year ended December 31, 2008, the Company recorded a write-down of the Master License in the amount of $1,600,369. As discussed in Note 1, if the Company is unable to meet its financial obligations, the Company will not be able to recover its investment in the Master License.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time that the fuel produced is delivered to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Transportation costs are included in cost of sales. Excise and other taxes collected from customers and remitted to governmental authorities are not included in sales revenue. Royalty revenues are recognized based upon the terms of the underlying agreement, when the amounts are measurable and collectability is reasonably assured.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. License agreement payable approximates fair value of amounts due under the Master License as it has been recorded in accordance with Accounting Principles Board Opinion No. 21.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Recently Issued Accounting Standard

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company has not determined whether the adoption of SFAS 157 will have a material impact on its consolidated financial position and results of operations on January 1, 2009 for non financial assets and liabilities.

NOTE 3 – MASTER LICENSE AGREEMENT, IMPAIRMENT, AND NOTE PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into a Master License with the inventor of our proprietary technology (the “Product”), Ferdinando Petrucci (the “Licensor”), to obtain an exclusive perpetual life license to make, use and sell the Product in the territory comprising North America, Central America and Caribbean as well as other regions that may be added by mutual agreement of the parties. The Company agreed to pay $11.0 million to the Licensor which was to be payable as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the seven years thereafter. The Company also issued 893,750 shares of Common Stock to the Licensor as additional compensation for the Master License. The Company recorded an intangible asset of $8,061,300 for the Master License. The Company recorded a payable for the $9.5 million of remaining payments under the Master License with a discount based on an imputed interest rate of 14%. The Company has recorded interest expense of $563,293, $773,832 and $1,975,758 representing amortization of the discount for the years ended December 31, 2008 and 2007 and for the period from Inception through December 31, 2008, respectively.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS”),  “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable.  The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and estimated future undiscounted cash flows of the underlying assets.  If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment charge is required.  Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. The Master License was reviewed for impairment at December 31, 2008 due to lower than anticipated sales of the Company’s Product. As a result, the Company recorded a write-down of the License Agreement in the amount of $1,600,369 at December 31, 2008. Fair value was estimated utilizing probability weighted discounted cash flows.

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

On March 20, 2008, the Company paid $150,000 of the $1,000,000 payment due on March 20, 2008.  On March 23, 2008, the Master License Agreement, as amended, was further amended, to extend the remaining $850,000 March 20, 2008 payment to the closing of the Company’s next financing, with net proceeds that exceeded $850,000.  On April 3, 2008, the Company paid the $850,000.

On January 8, 2009, the Master License Agreement, as amended, was further amended, to allow the Company to issue 925,000 shares of Common Stock in lieu of the $1,000,000 payment due on February 20, 2009.  The fair value of the shares issued was $758,500, resulting in a gain on extinguishment of debt of $241,500.

 The following is a schedule of future payment requirements of the Master License Agreement:

Years Ended December 31,	Amount Due

2009	1,000,000
2010	1,000,000
2011	1,000,000
2012	1,000,000
2013	1,000,000
2014	1,000,000
6,000,000
Unamortized Discount	(1,535,402)
$4,464,598

NOTE 4 – SUBLICENSE AGREEMENT

Under an Amended Sublicense Agreement entered into between the Company and Global Energy Holdings Group, Inc. (“Global Energy”) (formerly Xethanol Corporation) entered on April 14, 2006 and amended on June 15, 2006, Global Energy was granted a ten year sublicense to produce and sell bio-fuel and other products (“Products”) incorporating the Company’s proprietary additive (the “Additive”) and know how exclusively in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida   and a non-exclusive license to sell those Products anywhere within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties.

Under the Amended Sublicense Agreement, the Company must sell Global Energy sufficient Additive to meet its requirements for the production of Product at the lower of its actual cost plus 10% or the price at which the Company sells Additive to unrelated third parties or at such other price as Global Energy and the Company may agree. Global Energy is obligated to pay certain royalties to the Company based on sales of Products by them or their sublicensees. Global Energy is obligated to pay to the Company a royalty (the “Royalty”) per gallon of Product that it or its distributors sell equal to the lesser of $.10 per gallon or the lowest per gallon royalty that the Company charges to unrelated entities. During the first royalty period, which begins on the date the Company first notifies Global Energy that the Company can produce and deliver Additive in sufficient quantities to meet Global Energy’s requirements, is able to do so and provides them with the technical and engineering specifications necessary for a plant to produce the Products (the “Trigger Date”) and ends 12 months later, Global Energy must pay a minimum Royalty amount that would be payable based upon sales of 20,000,000 gallons of Product (the “Minimum Sales Amount”), regardless of whether such sales actually occur. The Minimum Sales Amount increases by 10,000,000 gallons for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If Global Energy does not meet the Minimum Sales Amount, or fails to pay the Royalty that would have been payable had they met the Minimum Sales Amount, in any 12-month period, its rights may become non-exclusive or the agreement may be subject to termination. The Amended Sublicense Agreement automatically renews for successive one-year periods provided there are no existing defaults at the time of renewal. As of March 30, 2009, the Trigger Date had not yet occurred.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

On June 15, 2006, Global Energy entered into a Technology Access Agreement with the Company, pursuant to which the Company will deliver to Global Energy the Additive formula and all know-how in the Company’s possession, under the Company’s control or available from the inventor of the Technology that relates to the manufacture of the Additive.  The Company is required to continue to provide Global Energy with information regarding modifications to that formula or know-how.  Global Energy has no right to use the formula or the know-how except as set forth in the Amended Sublicense Agreement so long as the Company is not in default of its obligations under the Amended Sublicense Agreement. After an event of default by the Company, Global Energy has the right to use the formula and know-how to produce Additive to meet its needs to sell Product under the Amended Sublicense Agreement.  Global Energy must pay the Company the royalties that it would otherwise have paid in connection with sales of Product, but may offset the amount by which the cost it incurs in manufacturing the Product itself exceeds the price that it would otherwise have paid to the Company.  Global Energy has retained the right to seek damages from the Company for any excess cost of the Additive.

On October 5, 2007, the Company entered into a Stock Purchase and Termination Agreement with Global Energy in which subject to raising the requisite financing, the Company agreed to purchase 5,460,000 shares of its Common Stock from Global Energy for an aggregate purchase price of $7,000,000. The shares subject to the agreement represented approximately 30% of the outstanding shares of the Company. Upon the repurchase of the shares, all of the existing agreements with Global Energy were to be cancelled, and there was to be no further commercial relationship between the parties. The existing agreements include the sublicense agreement and the technology access agreement. A letter agreement regarding registration rights would also be terminated and a $50,000 loan from Global Energy will also be deemed to be satisfied and cancelled. A mutual release by the parties of all claims also would be effective at closing. The closing of this agreement was contingent upon the Company raising a minimum of $10,000,000 of new financing. Subject to the satisfaction of the financing condition, the closing was to occur on or before November 9, 2007 or a later date as agreed to by the parties. On November 13, 2007, the agreement was amended to change the closing date to November 29, 2007. The Company paid Global Energy a non-refundable deposit of $250,000, which was to be deducted from the purchase price payable at closing.

On January 7, 2008, the Company received written notice from Global Energy that it was terminating the Stock Purchase and Termination Agreement, effective January 17, 2008. The Company recorded the forfeited deposit of $250,000 as a charge to other expense for the year ended December 31, 2007.

In March 2009, Global Energy sold its remaining 5,301,400 shares of our common stock to 2020 Energy, LLC.

NOTE 5 – PREFERRED AND COMMON STOCK

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

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock.  For the years ended December 31, 2008 and 2007 the Company accrued dividends for the Series A Preferred Stock of $286,418 and $210,275 respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, December 31, 2008, the liquidation value of the Series A Preferred Stock was $3,000,905.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the Stated Value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the Board and paid by the Company on the Common Stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the Stated Value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at Stated Value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in Stated Value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. For the year ended December 31, 2008, the Company accrued dividends on the Series B Preferred Stock of $438,904.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Series B Preferred Stock is convertible into 1,868,367 shares of common stock, at the election of the holders, at an initial conversion price of $4.25 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a Series B Preferred Stock dividend in the amount of $2,963,995 recorded during the year ended December 31, 2008.

Upon any Liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of Common Stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the Stated Value plus all accrued dividends not previously paid or added to Stated Value. As of the most recent balance sheet date, December 31, 2008, the liquidation value of the Series B Preferred Stock was $7,617,065.

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

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company is required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement.  The Company filed the registration statement on May 30, 2008, within the required time period.   Since the registration statement was not declared effective by the SEC within 180 days of the initial required filing date, for the year ended December 31, 2008, the Company recorded an expense of $43,986 for 1% of the shares issued in the March 31, 2008 Series B Private Placement.  In December, 2008, the Company issued the penalty shares.  The Company registration statement was declared effective by the SEC on November 24, 2008.

If at any time prior to the first to occur of (i) the first anniversary of the registration of the common stock underlying the Series B Preferred Stock or (ii) 18 months after the closing , the Company issues any additional shares of Common Stock with a purchase price less than the Conversion Price of the Series B Preferred Stock, or additional convertible securities with a conversion price less than the Conversion Price of the Series B Preferred Stock, the Conversion Price of the Series B Preferred Stock will be reduced to the purchase price at which such Common Stock has been issued or the conversion price of such additional convertible securities, but not below a Conversion Price of $3.00 per share.  The antidilution adjustments in the Series B Preferred Stock and warrants will not apply to certain issuances of equity securities or warrants, including those not issued in capital-raising transactions (such as to customers, suppliers, joint venture partners or in connection with acquisitions of property) or in connection with equity award or options granted by the Company to employees, consultants and directors under employee benefit plans approved by the Board of Directors under which options generally are granted with exercise prices at least equal to the Company’s stock price on the grant dates (See Note 11).

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

In connection with the Common Offering, the Company agreed to register the resale of the shares of Common Stock issued or issuable to investors (i) upon the exercise of any warrants and (ii)as may be issued or distributed in respect thereof by way of stock dividend or stock split or other distribution, recapitalization or reclassification (collectively, the “Common Offering Registrable Shares”),   all in accordance with a Registration Rights Agreement among the Company and each of the investors in the Common Offering (the “Common Offering Registration Rights Agreement”). Under the Common Offering Registration Rights Agreement, the Company is required to file the “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing date. We are obligated to maintain the effectiveness of the “resale” registration statement from the effective date of the registration statement through and until (i) the Common Offering Registrable Shares have been disposed of in accordance with such registration statement, (ii) such shares have been distributed to the public pursuant to Rule 144 (or any successor provision) under the Securities Act, (iii) all of the Common Offering Registrable Shares then owned by such investor could be sold pursuant to Rule 144(k), or (iv) such shares have ceased to be outstanding. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as promptly as practicable after the initial filing, but by no later than 180 days after the closing of the Common Offering. The Company may be required to issue additional shares of Common Stock to investors in the Common Offering, in an amount not to exceed 6.0% of the shares of Common Stock issued to investors if we fail to meet certain registration rights obligations (See Note 6).

In connection with the Common Offering, the Company paid a cash commission of $154,875 and issued warrants exercisable for 63,214 shares of Common Stock as consideration for investors introduced to the Company. The warrants have a fair value of $215,665 based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

NOTE 6 – GAIN ON FAIR VALUE ADJUSTMENT

On January 1, 2007, the Company implemented EITF 00-19-2, which requires a company to recognize a liability for registration rights payments when they are probable and the amount is reasonable estimable. As of December 31, 2006, the Company had not filed a “resale” registration statement for a 2006  private placement. On January 1, 2007, the Company recorded a liability for 6% of the shares issued in the Private Placement. The Company recorded a $1,574,100 contingent liability based on the Company’s stock price at that date. For the year ended December 31, 2007, the Company recorded a gain on fair value adjustment of $629,640 related to this liability as the Company’s stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

On December 14, 2007, the Company determined that they would not be able to file a “resale” registration statement for the  Common  Offering  within 30 days  The Company anticipated that they would file the registration statement by April 30, 2008 and recorded a contingent liability of $80,752 for 2% of the shares issued in the Common Offering.  The Company filed the registration statement for the Common Offering on May 30, 2008.  Since the Company filed its registration statement late and it was not declared effective by the SEC within 180 days of the initial required filing date, for the year ended December 31, 2008, the Company recorded an additional expense of $186,291 for 4% of the shares issued in the Common Offering, up to the maximum penalty of 6% which is included in general and administrative expenses on the consolidated statement of operations.  For the years ended December 31, 2008 and 2007, the Company recorded a loss on fair value adjustment of $30,169 and a gain of $1,796, respectively related to this liability as the Company’s stock price fluctuated during this period.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In May 2008, the Company issued 35,486 shares of common stock representing penalty shares of 4% of shares issued in the Common Offering.  In August 2008, the Company issued an additional 17,743 shares of common stock representing the balance of penalty shares of 2% of the shares issued in the Common Offering.

In connection with the Series B Private Placement completed on March 31, 2008, the registration statement was not declared effective by the SEC within 180 days of the initial required filing date.  For the year ended December 31, 2008, the Company recorded an expense of $43,986 for 1% of the amount invested in the March 31, 2008 Series B Private Placement. The Company’s registration statement was declared effective by the SEC on November 24, 2008.   In December, 2008, the Company issued the penalty shares.  For the year ended December 31, 2008, the Company recorded a gain on fair value adjustment of $29,452 related to this liability as the Company's stock declined during this period.

NOTE 7 – OPTIONS, WARRANTS AND NON EMPLOYEE OPTIONS

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

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of option and warrant grants on the date of grant using the following weighted-average assumptions:

	2008	2007

Expected life (in years)	3-5	3-5
Risk-free interest rate	1.63% - 3.28%	2.93% - 4.72%
Volatility	100%	100%
Dividend yield	0%	0%

Utilizing these assumptions, the weighted average fair value of options granted with an exercise price equal to their fair market value at the date of the grant is $3.88 and $2.63 for the years ended December 31, 2008 and 2007, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Employee Options

The following table summarizes stock option information with respect to all employee and director stock options for the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	4,100,000	$1.65	9.70
Granted	1,505,000	$5.30	9.04
Options outstanding at December 31, 2007	5,605,000	$2.63	8.79
Granted	1,230,000	$3.88	9.55
Forfeited	(268,711)	$2.92	8.22
Options outstanding at December 31, 2008	6,566,289	$2.85	8.10
Vested and expected to vest - end of year	5,526,289	$2.79	8.02	$0

Options exercisable at December 31, 2008	4,508,871	$2.58	7.60	$0

Options outstanding at December 31, 2008 have an exercise price of $1.50 to $10.50 per share. Options exercisable at December 31, 2008 does not include 1,040,000 performance based options. For the year ended December 31, 2008 and 2007, the Company recorded a non-cash compensation charge of $3,225,711 and $3,565,350, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2008. This amount changes based upon changes in the fair market value of the Company’s stock. As of December 31, 2008, $1,744,279 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years.

Warrants

The Company has issued warrants in conjunction with various private placements of its stock and in exchange for services. All warrants are currently exercisable.

The following table summarizes warrant information for the years ended December 31, 2008 and 2007:

	Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2006	1,571,500	$2.11
Issued to investors – Preferred offering	531,875	$6.00
Issued to investors – Common offering	887,143	$5.25
Issued for services rendered	206,047	$5.50
Warrants outstanding at December 31, 2007	3,196,565	$3.85
Issued to investors - Preferred offering	467,083	$6.25
Issued for services rendered	264,100	$4.85
Exercised	(545,100)	$1.82
Warrants outstanding at December 31, 2008	3,382,648	$4.52

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The following table summarizes warrants information as of December 31, 2008:

Number of Warrants	Exercise Prices	Expiration Dates

340,000	$1.50	2009
158,480	$1.50	2011
100,000	$2.00	2009
100,000	$2.25	2011
77,920	$2.50	2011
9,000	$2.53	2013
250,000	$3.00	2009
50,000	$3.50	2013
62,083	$4.00	2012
28,333	$4.00	2013
950,357	$5.25	2012
589,875	$6.00	2012
643,850	$6.25	2013
22,750	$9.00	2010
3,382,648

Non Employee Options

The Company has issued options in exchange for services rendered. The table below summarizes stock option information with respect to all non employee stock options for the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	-	$-
Granted	1,531,800	$6.01
Options outstanding at December 31, 2007	1,531,000	$6.01
Granted	60,000	$6.40
Options outstanding at December 31, 2008	1,591,000	$6.02
Options exercisable at December 31, 2008	141,000	$6.23

Non Employee options outstanding at December 31, 2008 have an exercise price of $6.00 to $6.40 per share. Options exercisable at December 31, 2008 do not include 1,450,000 performance based options. For the year ended December 31, 2008 and 2007, the Company recorded a non-cash compensation charge of $426,178 and $211,297, respectively.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In May 2008, the Company issued under the Equity Compensation Plan 69,489 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the American Stock Exchange on the date the grant was approved by the Compensation Committee.

For the year ended December 31, 2008, the Company recorded a non-cash compensation expense of $42,652.  As of December 31, 2008, $162,078 of the total unrecognized compensation costs related to restricted stock grants is expected to be recognized over a period of approximately two years and six months.

NOTE 8 – INCOME TAXES

As of December 31, 2008 and 2007, the Company had an unused net operating loss carryforward approximating $12,568,000 and $4,739,000, respectively, which may be applied against future taxable income. The net operating loss carryforward expires in the years 2026 and 2027. At December 31, 2008 and 2007, the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2008	2007

Deferred tax asset	$5,027,000	$1,896,000
Less: Valuation allowance	5,027,000	1,896,000
Net deferred tax asset	$-	$-

As a result of the uncertainty that the net operating loss carryforward will be utilized in the foreseeable future, a 100% valuation allowance has been provided.

NOTE 9 – COMMITMENTS

On March 14, 2008, the Company entered into a lease agreement for office space in Lake Mary, Florida in connection with the relocation of its corporate headquarters to Florida.  The lease commitment is for approximately 6,000 square feet of office space commencing in July 2008 for a period of sixty six months. The total rental commitment, for the entire rental period, is approximately $952,000.  The monthly base rental amount is $13,143 and the initial lease term expires in December 2013. As a security deposit, the Company issued a Letter of Credit in the amount of $175,000 which expires June 30, 2009.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Minimum combined future lease payments for the next three years are as follows:

Years Ending December 31,

2009	$966,030
2010	1,264,116
2011	1,269,084
$3,499,230

Rent expense for the years ended December 31, 2008 and 2007 and for the period from February 28, 2006 (Inception) to December 31, 2008 amounted to $248,440, $36,080 and $8,118, respectively.

NOTE 10 – LEGAL PROCEEDINGS

In August 2008, the Company settled a lawsuit with a former consultant involving claims for breach of contract and specific performance in order to avoid uncertainties and potential litigation expenses. Pursuant to the settlement, the Company modified the exercise price and the quantity of stock warrants originally issued to the former consultant.  Accordingly, for the year ended December 31, 2008, the Company recorded a legal settlement expense of $359,595.

We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

In March 2009, the Company completed a private placement offering (the “Private Placement”) of 3,957,500 shares of Common Stock, at a price of $.80 per share to accredited investors. The gross proceeds from the Private Placement were $3,166,000.  Each investor in the Private Placement also received a warrant exercisable for a number of shares of Common Stock equal to the number of shares of Common Stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.   In addition, the Company exchanged new warrants at an exercise price of $1.00 per share with investors that participated in our 2008 private placement of Series B Convertible Preferred Stock and warrants and invested a specified amount in this offering. Under this exchange, the Company reissued warrants to purchase a total of 97,792 shares.  The warrants are exercisable at any time after the six month anniversary but prior to the fifth anniversary of the issue date, either for cash or by means of a “cashless exercise.”

The Private Placement also included certain antidilution provisions. If the Company issues additional shares of common stock or convertible securities in a financing transaction within the next fifteen (15) months with a purchase price or conversion price less than $0.80 per share, the Company will issue additional shares of its common stock to investors in the offering, up to a maximum cap of 82,322 additional shares.  This cap ensures that the number of shares issued to all investors in the offering and pursuant to the antidilution provisions in the aggregate will not exceed the maximum number of shares that we can issue under Nasdaq rules without shareholder approval, which is slightly less than 20% of our common stock outstanding prior to the offering. Similarly, if the Company issues additional warrants in a financing transaction within the next fifteen (15) months with an exercise price less than $0.90 per share, the Company will reduce the exercise price of the warrants issued in the offering to the price of the warrants in the subsequent financing transaction (but the number of shares subject to the warrants will not change).  The antidilution adjustments will not apply to certain excluded issuances of equity securities or warrants, such as securities not issued in capital raising transactions (for example, to customers, suppliers, joint venture partners or our technology licensor) or in connection with equity awards that the Company grants to employees, consultants and directors under employee benefit plans approved by our board of directors.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 but did not enter into any registration rights agreements in connection with the offering.

Our Series B Preferred and warrants issued in 2008 include antidilution provisions that are triggered if we issue equity in certain capital-raising transactions for a price below the $4.25 conversion price of the Series B Preferred Stock or the $6.25 exercise price of the warrants within the first to occur of one year from the date of registration of the underlying common stock from the private placement or 18 months from the respective closing dates, March 31, 2008 or May 13, 2008, with a floor of $3.00 per share. On March 3, 2009 the Company completed a private placement offering, as described above, which triggered the antidilution provisions of the Series B Preferred Stock. The Company will record the effect associated with triggering the antidilution provisions in the first quarter of 2009.

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

As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s principal executive officer and principal financial officer. Based upon that evaluation, Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, our disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity, business experience and directorships of the directors of the Company and their remuneration is incorporated by reference to the information set forth in the section captioned “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of  fiscal year 2008 (the “Proxy Statement”). The information with respect to the identity and business experience of executive officers of the Company is set forth in the Section captioned “Executive Officers in Part I of this Annual Report on Form 10-K. The information with respect to the Company’s Audit Committee is incorporated by reference to the information set forth in the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to material changes in the nominating process for the Board of Directors, if any is, incorporated by reference to the information set forth in the appropriate subsection of the section captioned “Election of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Management and Principal Stockholders” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of  fiscal year 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item, if any, is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of  fiscal year 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of  fiscal year 2008.

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

New Generation Biofuels Holdings, Inc

By:	/s/ Cary J. Claiborne
President, Chief Executive Officer & Chief Financial Officer

Date: March 31, 2009

Power of Attorney

Know all men by these presents, that each person whose signature appears below constitutes and appoints Cary J. Claiborne as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Cary J. Claiborne	President, Chief Executive Officer and Chief Financial Officer	March 31, 2009
Cary J. Claiborne	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Lee S. Rosen	Chairman of the Board	March 31, 2009
Lee S. Rosen

/s/ Phillip E. Pearce	Director	March 31, 2009
Phillip E. Pearce

/s/ John E. Mack	Director	March 31, 2009
John E. Mack

/s/ James R. Sheppard, Jr.	Director	March 31, 2009
James R. Sheppard, Jr.

/s/ Steven F. Gilliland	Director	March 31, 2009
Steven F. Gilliland

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 31, 2008).

3.2
Articles of Amendment to the Articles of Incorporation relating to our Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 31, 2008).

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed March 31, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 26, 2006).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed March 31, 2008).

4.3	Form of Warrant(incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed March 31, 2008).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2008).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 4, 2009).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 4, 2009).

10.1
Exclusive License Agreement dated as of March 20, 2006 between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2006, portions of which have been omitted pursuant to a request for confidential treatment).

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

10.7
Amendment #6, dated March 25, 2008, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed March 31, 2008).

10.8
Amendment #7, dated January 8, 2009, to the Exclusive License Agreement, dated March 20, 2006 and as amended September 11, 2006, December 13, 2006, November 3, 2007, November 9, 2007, February 20, 2008 and March 23, 2008 between New Generation Biofuels, Inc. (formerly H2Diesel, Inc.) and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2009).

10.9*	Omnibus Incentive Plan adopted November 14, 2007 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2008).

10.10	Form of Director Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed March 31, 2008).

10.11†	Amended Form of Non-Qualified Stock Option Agreement under Omnibus Incentive Plan.

10.12†	Amended Form of Incentive Stock Option Agreement under Omnibus Incentive Plan.

10.13†	Amended Form of Restricted Stock Agreement under Omnibus Incentive Plan.

10.14
Office Lease Agreement, dated as of March 12, 2008, by and between Central Florida Educators ’ Federal Credit Union and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed March 31, 2008).

10.15*	Employment Agreement dated as of May 5, 2006 between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed October 26, 2006).

10.16*	Employment Agreement dated as of October 18, 2006 between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2006).

10.17†*	Separation Agreement, dated March 24, 2009, between the David A. Gillespie and New Generation Biofuels Holdings, Inc.

10.18*
Amended and Restated Employment Agreement dated as of September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 26, 2006).

10.19*
Amended and Restated Employment Agreement dated as of December 18, 2007 between Cary J. Claiborne and H2Diesel, Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 11, 2008).

10.20	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed October 26, 2006).

10.21
Form of Registration Rights Agreement in connection with the Private Placement of Series A Preferred Stock (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed May 15, 2007).

10.22
Form of Registration Rights Agreement in connection with the Private Placement of Common Stock in December 2007 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed March 31, 2008).

10.23
Form of Registration Rights Agreement in connection with the Private Placement of Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to the Current Report on  Form 8-K filed March 31, 2008).

10.24	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2006).

10.25	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2006).

10.26	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed October 26, 2006).

10.27
Option Agreement dated December 19, 2008 between Cary J. Claiborne and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.30 to the amended Annual Report on Form 10-K/A filed July 25, 2008).

10.28	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007).

10.29	Option Agreement dated April 24, 2007, between Kim Johnson and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 15, 2007).

10.30
Site Lease Agreement, dated September 12, 2008, by and between Pennington Partners, LLC and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2008).

10.31
Terminaling Services Agreement, dated September 12, 2008, by and between Atlantic Terminalling, LLC and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 18, 2008, portions of which have been omitted pursuant to a request for confidential treatment).

10.32	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 31, 2008.)

10.33	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 4, 2009.)

14.1	Code of Business Conduct and Ethics adopted November 13, 2007 (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 31, 2008).

21.1†	Subsidiaries of New Generation Biofuels Holdings, Inc.

23.1†	Consent of Imowitz Koenig & Co., LLP

24.1†	Power of Attorney (included on signature page).

31.1†	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).

32.1†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).

†           Filed herewith.
*           Management contract or compensatory plan or arrangement.