Form 10-Q
period 2009-03-31
New Generation Biofuels Holdings, Inc
filed 2009-05-15
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

At April 30, 2009, the registrant had 25,575,226 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated balance sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3

	Consolidated statements of operations for the three months ended March 31, 2009 (Unaudited), for the three months ended March 31, 2008 (Unaudited) and for the period from February 28, 2006 (Inception) through March 31, 2009 (Unaudited)	4

	Consolidated statement of stockholders’ equity for the three months ended March 31, 2009 (Unaudited)	5

	Consolidated statements of cash flows for the three months ended March 31, 2009 (Unaudited), for the three months ended March 31, 2008 (Unaudited) and for the period from February 28, 2006 (Inception) through March 31, 2009 (Unaudited)	6

	Notes to consolidated financial statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 6.	Exhibits	24-26

Signatures		27

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$2,600,388	$1,476,246
Accounts receivable	-	22,943
Prepaid expenses	703,970	195,369
Total current assets	3,304,358	1,694,558

Property and Equipment - net	809,263	378,946
Other assets	424,361	392,208
License agreement	6,112,068	6,267,460
TOTAL ASSETS	$10,650,050	$8,733,172

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,436,494	$1,385,311
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $426,208 and $71,270)	573,792	928,730
Accrued dividend on preferred stock	812,020	765,369
Total current liabilities	2,872,306	3,129,410

License agreement payable
(net of unamortized discount of $1,000,110 and $1,464,132)	2,999,890	3,535,868
Common stock warrant liability	1,545,912	-
Total Liabilities	7,418,108	6,665,278

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 18,400 and 26,400 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	710,970	1,020,087
Series B Cumulative Convertible Preferred Stock: $100 stated value, 250,000 shares authorized, 62,069 and 72,126 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	4,287,105	5,023,429
Common stock, $0.001 par value, 100,000,000 shares authorized; 24,798,168 and 19,299,168 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	24,798	19,299
Additional paid-in-capital	36,537,783	29,889,220
Deficit accumulated during the development stage	(38,328,714)	(33,884,141)
Total stockholders' equity	3,231,942	2,067,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,650,050	$8,733,172

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period from February 28, 2006 (Inception) to March 31, 2009

Net sales	$-	$-	$22,943

Cost of sales (including depreciation and amortization of $160,853)	208,655	-	516,196

Gross loss	(208,655)	-	(493,253)

Operating expenses:
Research and development expenses	194,266	196,841	2,144,439
Merger expenses	-	-	340,000
General and administrative expenses	1,894,599	1,899,427	23,366,096
Legal settlement	-	-	359,595
License impairment	-	-	1,600,369
Total operating expenses	2,088,865	2,096,268	27,810,499

Loss from operations	(2,297,520)	(2,096,268)	(28,303,752)

Interest income	719	5,269	79,671

Interest expense	(109,084)	(154,442)	(2,058,130)

Other income	-	-	7,208

Other expense	-	-	(250,000)

Gain on debt extinguishment	241,500	-	241,500

(Loss) gain on fair value adjustment	(103,200)	(20,404)	527,519

Net loss	$(2,267,585)	$(2,265,845)	$(29,755,984)

Preferred dividends	(4,211,804)	(1,477,750)	(10,607,546)

Net loss available to common shareholders	$(6,479,389)	$(3,743,595)	$(40,363,530)

Basic and diluted net loss per share	$(0.31)	$(0.21)

Weighted average number of shares outstanding	20,900,675	18,227,292

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months ended March 31, 2009

	Common Stock		Preferred-Stock Series A		Preferred Stock - Series B		Additional	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2008	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$29,889,220	$(33,884,141)	$2,067,894
Cumulative effect of reclassification of warrants (EITF 07-05)	-	-	-	-	-	-	(2,242,878)	2,034,816	(208,062)
Balance at January 1, 2009, as adjusted	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$27,646,342	$(31,849,325)	$1,859,832

Compensation expense associated with options and restricted stock	-	-	-	-	-	-	432,682	-	432,682
Issuance of options and warrants for services rendered	-	-	-	-	-	-	589,658	-	589,658
Issuance of common stock for services rendered	56,989	57	-	-	-	-	142,443	-	142,500
Issuance of common stock for License Agreement payment	925,000	925	-	-	-	-	757,575	-	758,500
Issuance of common stock and warrants in private offering	3,957,500	3,957	-	-	-	-	3,162,043	-	3,166,000
Issuance of common stock – dividends on conversion of preferred stock	44,689	45	-	-	-	-	159,948	-	159,993
Record warrant liability associated with issuance of common stock	-	-	-	-	-	-	(1,361,380)	-	(1,361,380)
Reclassification of warrant liability associated with antidilution triggering event	-	-	-	-	-	-	126,730	-	126,730

Private placement costs	-	-	-	-	-	-	(168,345)	-	(168,345)
Conversion of preferred stock into common stock	514,822	515	(8,000)	(309,117)	(10,057)	(736,324)	1,044,926	-	-
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	-	-	4,005,161	(4,005,161)	-
Dividends accrued on preferred stock	-	-	-	-	-	-	-	(206,643)	(206,643)

Net loss	-	-	-	-	-	-	-	(2,267,585)	(2,267,585)
Balance at March 31, 2009	24,798,168	$24,798	18,400	$710,970	62,069	$4,287,105	$36,537,783	$(38,328,714)	$3,231,942

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

	For the Three Months ended March 31, 2009	For the Three Months ended March 31, 2008	For the Period from February 28, 2006 (Inception) to March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,267,585)	$(2,265,845)	$(29,755,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,859	-	19,242
Amortization of license	155,392	-	348,863
Amortization of discount	109,084	154,442	2,058,130
Compensation expense associated with stock options, stock and restricted stock	432,682	791,969	8,692,435
Compensation expense associated with accrued stock and warrants	-	-	124,732
Issuance of common stock, options and warrants for services rendered	100,154	269,435	3,022,642
Penalty share expense	-	49,678	230,277
Warrant expense related to legal settlement	-	-	359,595
Loss (gain) on fair value adjustment	103,200	20,404	(527,519)
Gain on debt extinguishment	(241,500)	-	(241,500)
License impairment	-	-	1,600,369
Changes in operating assets and liabilities:
Prepaid expenses	(1,328)	6,409	(196,697)
Accounts Receivables	22,943	-	-
Other assets	34,089		(230,047)
Accounts payable and accrued expenses	175,915	(101,216)	1,436,498
Net cash used in operating activities	(1,365,095)	(1,074,724)	(13,058,964)
CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for acquisition of property and equipment	(440,549)	-	(826,878)
Payment for plants	(67,869)	-	(195,941)
Acquisition of License Agreement	-	-	(1,500,000)
Cash used in investing activities	(508,418)	-	(2,522,819)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments for license agreement payable	-	(150,000)	(3,500,000)
Proceeds from issuance of founders' shares	-	-	554
Proceeds from private offering issuances of common stock, net of costs	2,997,655	-	9,403,138
Proceeds from private offering issuance of preferred stock, net of costs	-	4,074,153	11,006,299
Proceeds from the exercise of warrants	-	-	457,180
Proceeds from convertible note payable	-	-	765,000
Proceeds from loan payable - related party	-	-	50,000
Net cash provided by financing activities	2,997,655	3,924,153	18,182171
Net increase in cash and cash equivalents	1,124,142	2,849,429	2,600,388
Cash and cash equivalents - beginning of period	1,476,246	1,644,145	-
Cash and cash equivalents - end of period	$2,600,388	$4,493,574	$2,600,388

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Payable for License Agreement (net of discount)	$-	$-	$6,015,552
License Agreement acquired in exchange for issuance of common stock	$-	$-	$545,747
Preferred Stock Dividend	$206,643	$80,538	$1,352,515
Fair value of warrants issued in stock offering	$1,361,380	$-	$1,361,380
Issuance of Common stock as payment for License Agreement payable	$1,000,000	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND GOING CONCERN

New Generation Biofuels Holdings, Inc. (the “Company”), formerly known as H2Diesel Holdings, Inc., a Florida corporation, is a development stage company that through its wholly owned subsidiary, New Generation Biofuels, Inc., formerly known as H2Diesel Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology (the “Technology”) to manufacture alternative biofuels from vegetable oils and animal fats that the Company markets as a new class of renewable fuel for power generation, commercial and industrial heating and marine transportation.

The Company is in the development stage and has generated minimal revenues.  As a result, the Company has incurred a net loss of $29.8 million and negative cash flows from operating activities of $13.1 million since Inception.  The Company is obligated to pay $5.0 million in additional payments under the Master License, of which $1.0 million is due in installments in February and March 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Although the Company completed a private placement of $3,166,000 in gross proceeds in March 2009, the Company will need to reduce costs and raise additional financing to fund operations and long term business objectives. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology.  Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The interim financial statements are unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or a full fiscal year.

Property and Equipment

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 5 to 15 years.  Depreciation expense for the three months ended March 31, 2009 and 2008 was $10,232 and $0, respectively.

Property and equipment consists of the following at March 31, 2009 and December 31, 2008:

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

	2009	2008

Furniture and fixtures	$82,181	$82,181
Property and equipment	744,697	54,439
Construction in progress	-	249,709
	826,878	386,329
Less accumulated depreciation	(17,615)	(7,383)
Fixed assets, net	$809,263	$378,946

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s most significant estimate is the value of its exclusive license. Other significant estimates include the valuation of shares, warrants or options issued for services and the estimated useful life of the exclusive license which will be used to calculate amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ significantly in the near term, especially as to the estimated value of its exclusive license, from those estimates under different assumptions or conditions.

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of March 31, 2009 and 2008, there were 16,045,176 and 11,036,028, respectively, shares of common stock equivalents including options (5,966,289 shares of common stock as of March 31, 2009 and 6,005,000 shares of common stock as of March 31, 2008), non employee options (1,641,000 shares of common stock as of March 31, 2009 and 1,531,000 shares of common stock as of March 31, 2008), warrants (8,405,898 shares of common stock as of March 31, 2009 and 3,500,028 shares of common stock as of March 31, 2008) and restricted stock (31,989 shares of common stock as of March 31, 2009) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.  As of March 31, 2009 and 2008 there were 18,400 and 39,550, respectively, shares of Series A Convertible Preferred Stock which are convertible into 460,000 and 988,750, respectively, shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.  As of March 31, 2009 and 2008 there were 62,069 and 43,986, respectively, shares of Series B Convertible Preferred Stock which are convertible into 2,068,967 and 1,034,965, respectively, shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”).  EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-05, warrants to purchase 643,850 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  The warrants had an exercise price of $6.25 and expire in March and May 2013.  As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and May 2008.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,034,816 to beginning deficit accumulated during the development stage and $208,062 to common stock warrant liability to recognize the fair value of such warrants on such date.

The Company includes disclosures about fair value measurements pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability.  Accordingly, fair value as described by SFAS 157 is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:

				Significant
		Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable inputs	Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,600,388	$2,600,388	$—	$—
Total assets	$2,600,388	$2,600,388	$	$—
Liabilities:
Common stock warrant liability	$1,545,912	$—	$—	$1,545,912

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009:

2009
Balance at January 1,	$208,062
Transfers to (from) Level 3	1,441,050
Total gains/(losses) realized/ unrealized included in earnings	(103,200)
Balance March 31,	$1,545,912

The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions.  These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award.  The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award.  Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends on our common stock in the foreseeable future.  Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

The Company  also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008. As of March 31, 2009, the Company has derivatives of $1,545,912 related to the common stock warrant liabilities.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is recorded as (loss) gain on fair value adjustment.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim and annual periods commencing with the June 30, 2009 consolidated financial statements and will be applied on a prospective basis. The Company believes the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on consolidated financial position, results of operations and cash flows.

NOTE 3 – OPTIONS, WARRANTS AND RESTRICTED STOCK

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of option and warrant grants on the date of grant.  The following table summarizes information about the stock options outstanding at March 31, 2009:

Weighted Average Exercise Price	$2.99
Expected Life	5 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	1.88%

Employee Options

A summary of the status of the Company’s options outstanding as of March 31, 2009 and the changes during the period ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	6,566,289	$2.85	8.10
Forfeited	600,000	$1.50	7.54
Options outstanding at March 31, 2009	5,966,289	$2.99	7.88
Vested and expected to vest – March 31, 2009	5,326,289	$2.84	7.77	$0
Options exercisable at March 31, 2009	4,766,289	$2.68	7.41	$0

Options outstanding at March 31, 2009 have an exercise price of $1.50 to $10.50 per share. Options exercisable at March 31, 2009 do not include 640,000 performance based options. For the three months ended March 31, 2009 and 2008, the Company recorded a non-cash compensation charge of $415,621 and $791,969 respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2009. This amount changes based upon changes in the fair market value of the Company’s common stock. As of March 31, 2009, $1,300,843 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately one year and nine months.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Non-Employee Options

The Company has issued options in exchange for services rendered.  The table below summarizes stock option information with respect to all non employee stock options as of March 31, 2009:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2008	1,591,000	$6.02
Granted	50,000	$1.04
Options outstanding at March 31, 2009	1,641,000	$5.87
Options exercisable at March 31, 2009	141,000	$6.23

Non-employee options outstanding at March 31, 2009 have an exercise price of $1.04 to $6.40 per share.  Options exercisable at March 31, 2009 do not include 1,550,000 performance based options. For the three months ended March 31, 2009 and 2008, the Company recorded a non-cash compensation charge of $6,488 and $137,108 respectively.  As of March 31, 2009, $32,440 of the total unrecognized compensation costs related to non-employee stock options is expected to be recognized over a period of approximately nine months.

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s board of directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests, by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives.  The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years.  The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions.

In May 2008, the Company issued under the Equity Compensation Plan 31,989 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee.

For the three months ended March 31, 2009, the Company recorded a non-cash compensation expense of $17,061.  As of March 31, 2009, $145,017 of the total unrecognized compensation costs related to restricted stock grants is expected to be recognized over a period of approximately two years and three months.

NOTE 4 – COMMON STOCK

In March 2009, the Company completed a private placement offering (the “Private Placement”) of 3,957,500 shares of Common Stock, at a price of $.80 per share to accredited investors. The gross proceeds from the Private Placement were $3,166,000.  Each investor in the Private Placement also received a warrant exercisable for a number of shares of Common Stock equal to the number of shares of Common Stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The warrants have a fair value of $2,166,062 on the date of issuance based on the Black-Scholes options pricing method.

NEW GENERATION BIOFUELS HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In addition, the Company exchanged new warrants at an exercise price of $1.00 per share with investors that participated in our 2008 private placement of Series B Convertible Preferred Stock and warrants and invested a specified amount in this offering. Under this exchange, the Company reissued warrants to purchase a total of 97,792 shares.  The warrants are exercisable at any time after the six month anniversary but prior to the fifth anniversary of the issue date, either for cash or by means of a “cashless exercise.”  The reissued warrants had a higher fair value by $13,615 based on the Black-Scholes options pricing method and was recorded as a cost of the Private Placement.

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

The warrants are considered to be a derivative liability to be marked to market due to their exercise price reset feature. The Company recorded a $1,361,380 warrant liability at issuance and a $184,532 loss on fair value adjustment at March 31, 2009.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 but did not enter into any registration rights agreements in connection with the offering.

For services rendered as finders in connection with the Private Placement, the Company paid cash commissions of $122,080 and issued warrants to purchase 190,750 shares of Common Stock. The warrants had a fair value of $100,381 on the date of issuance based on the Black-Scholes option pricing model.  The warrants are considered a cost directly associated with the issuance of stock.

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

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock.  For the three months ended March 31, 2009 and 2008, the Company accrued dividends for the Series A Preferred Stock of $52,226 and $80,538, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, March 31, 2009, the liquidation value of the Series A Preferred Stock was $2,161,798.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the Stated Value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the Board and paid by the Company on the Common Stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the Stated Value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at Stated Value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in Stated Value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. For the three months ended March 31, 2009, the Company accrued dividends on the Series B Preferred Stock of $154,417.

The Series B Preferred Stock was convertible into 1,868,367 shares of common stock, at the election of the holders, at an initial conversion price of $4.25 per share. The fair market value of this beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a Series B Preferred Stock dividend in the amount of $2,963,995 recorded during the year ended December 31, 2008.

Upon any Liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of Common Stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the Stated Value plus all accrued dividends not previously paid or added to Stated Value. As of the most recent balance sheet date, March 31, 2009, the liquidation value of the Series B Preferred Stock was $6,697,122.

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

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company is required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement.  The Company filed the registration statement on May 30, 2008, within the required time period. Since the registration statement was not declared effective by the SEC within 180 days of the initial required filing date, in 2008 the Company recorded an expense of $43,986 for 1% of the shares issued in the March 31, 2008 Series B Private Placement.  The registration statement was declared effective by the SEC on November 24, 2008.

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

In conjunction with completing a Common Stock private placement offering on March 3, 2009, as noted in Note 4 above, antidilution provisions were triggered.  The conversion price  of the Preferred Stock and the exercise price of the Warrants were reset to $3.00 per share. Based on the number of Preferred Stock outstanding on the trigger date, the Company calculated the fair market value based on the incremental increase in convertible shares based on the change in the conversion price before and after  the price reset multiplied by the stock price on the initial offering dates in March and May 2008. Based on this valuation, the Company recorded a beneficial conversion dividend expense of $4,005,161 during the period ended March 31, 2009.

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

Our business commenced in February 2006.  Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, conducting test burns at power generation facilities, launching a pilot production facility, entering into biofuel sales agreements in both the power generation and commercial heating markets, entering into site lease and terminaling services agreement and raising equity capital.  Our costs have consisted mainly of research and development relating to our product and general and administrative costs.  We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products.  As of March 31, 2009, we had an accumulated deficit of $38.3 million.

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

Financial Operations Overview

Research and Development Costs

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Baltimore, Maryland. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology. From inception through March 31, 2009, we have incurred aggregate research and development costs of approximately $2.1 million.

Our research and development costs consist of expenses incurred in identifying, developing and testing our product. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel.  We have ten employees, all of whom are full time.

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

Results of Operations

Comparison of the three months ended March 31, 2009 and the three months ended March 31, 2008

Research and Development Expenses

Research and development expenses were approximately $194,000 for the three months ended March 31, 2009 compared to approximately $197,000 for the three months ended March 31, 2008. This resulted in no significant variance.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2009 compared to $1.9 million for the three months ended March 31, 2008. The increase is primarily due to salary and related expenses offset by a decrease in expenses associated with stock options and warrants over the prior period.

Interest Expense

Interest expense was approximately $109,000 for the three months ended March 31, 2009 compared to approximately $154,000 for the three months ended March 31, 2008. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Liquidity and Capital Resources

Liquidity

At March 31, 2009, we had $2.6 million in cash, compared to $1.5 million at December 31, 2008.

Although we completed a private placement of $3,166,000 in gross proceeds in the first quarter of 2009, we will need to reduce costs and raise additional financing to continue our operations beyond the third quarter of 2009.  We expect that our available cash and interest income will be sufficient to finance currently planned activities through September 2009.  We estimate that we will require an additional $5 million to fund our operations for the next twelve months. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under the caption “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We began incurring monthly lease and other payment obligations in October 2008 under our new site lease and terminaling service agreement and incurred upfront production costs associated with manufacturing our biofuels under recent customer contracts. We also have incurred costs associated with developing of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations.

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

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in privately negotiated transactions with accredited investors. In March 2009, we raised approximately $3,166,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.80 per share and warrants with an exercise price of $0.90 per share.

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

Cash Flows

Net cash used in operating activities was approximately $1.4 million for the three months ended March 31, 2009 primarily reflecting our net loss of $2.3 million, partially offset by $0.4 million in non-cash stock-based compensation expense, approximately $0.1 million in non-cash for issuance of stock, options and warrants for services rendered, $0.1 million in non-cash amortization expense associated with our license agreement payable, approximately $0.2 million in non-cash amortization of our license, $0.2 million in non-cash gain on extinguishment of debt and $0.1 million non-cash loss on fair market value adjustment of the common stock warrant liability.

Net cash used in investing activities was approximately $0.5 for the three months ended March 31, 2009 and consisted of payments for the acquisition of property and equipment, and patents.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2009, and consisted of net proceeds from the issuance of common stock.

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

The Company prepared a SFAS 144 analysis of the Master License Agreement at December 31, 2008 by utilizing the probability weighted sum of the undiscounted cash flows method. The key variables used include various industry biodiesel projections and management projections and applied weighted average assumptions.

Based on a review of the Company’s sublicensing agreement with Global Energy and other third-party licensing agreements for various alternative fuel technologies, the revenue base selected was projected gallons of biofuel production. Because of the uncertainty associated with the Company’s future production, we considered four scenarios for a sensitivity analysis. Scenarios 1 and 2 assume the Company’s production will equal 0.5% and 1%, respectively, of total projected U.S. biodiesel production in each of the projected periods. Scenario 3 is based on the Company’s then current estimate of its anticipated production. Scenario 4 assumes a minimal amount of production is achieved due to capital constraints. We applied probabilities of 32.67% to scenarios 1 through 3 and a probability of 2% to scenario 4.

In determining a royalty rate for the Technology, we examined the royalty rates for alternative energy related technologies, including biofuels, as well as the Company’s sublicense with Global Energy. Based on this information, we applied a $0.10 per gallon royalty. Taxes were estimated based upon a combined effective total state and federal tax rate of 40%.

Based upon our analysis the probability weighted sum of the undiscounted cash flows attributable to the Master License Agreement was less  than its carrying value. Therefore, for the year ended December 31, 2008, the Company recorded a write down of the Master License Agreement in the amount of $1,600,369.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009. If any of these risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We do not believe there have been any material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2008.

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

10.8
Amendment #7, dated January 8, 2009, to the Exclusive License Agreement, dated March 20, 2006 and as amended, between New Generation Biofuels, Inc. (formerly H2Diesel, Inc.) and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2009).

10.9	Addendum to Exclusive License Agreement, dated April 3, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 7, 2009).
10.10*	Omnibus Incentive Plan adopted November 14, 2007 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2008).
10.11*	Form of Director Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed March 31, 2008).
10.12	Amended Form of Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed March 31, 2009).
10.13	Amended Form of Incentive Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed March 31, 2009).
10.14	Amended Form of Restricted Stock Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2009).
10.15
Office Lease Agreement, dated as of March 12, 2008, by and between Central Florida Educators ’ Federal Credit Union and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed March 31, 2008).

10.16*	Employment Agreement dated as of May 5, 2006 between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed October 26, 2006).
10.17*	Employment Agreement dated as of October 18, 2006 between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2006).
10.18*
Separation Agreement, dated March 24, 2009, between the David A. Gillespie and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed March 31, 2009).

10.19*
Amended and Restated Employment Agreement dated as of September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 26, 2006).

10.20*
Amended and Restated Employment Agreement dated as of December 18, 2007 between Cary J. Claiborne and H2Diesel, Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 11, 2008).

10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed October 26, 2006).
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

10.24
Form of Registration Rights Agreement in connection with the Private Placement of Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to the Current Report on  Form 8-K filed March 31, 2008).

10.25*	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2006).

10.26*	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2006).
10.27*	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed October 26, 2006).
10.28*
Option Agreement dated December 19, 2008 between Cary J. Claiborne and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.30 to the amended Annual Report on Form 10-K/A filed July 25, 2008).

10.29*	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007).
10.30*	Option Agreement dated April 24, 2007, between Kim Johnson and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 15, 2007).
10.31
Site Lease Agreement, dated September 12, 2008, by and between Pennington Partners, LLC and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2008).

10.32
Terminaling Services Agreement, dated September 12, 2008, by and between Atlantic Terminalling, LLC and New Generation Biofuels Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 18, 2008, portions of which have been omitted pursuant to a request for confidential treatment).

10.33	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 31, 2008).
10.34	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 4, 2009).
31.1†	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).
32.1†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).
________________
†           Filed herewith.
*           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
President, Chief Executive Officer & Chief Financial Officer (principal executive officer, principal financial and accounting officer)