Form 10-Q
period 2009-06-30
New Generation Biofuels Holdings, Inc
filed 2009-08-14
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐.

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

At July 31, 2009, the registrant had 29,395,700 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated balance sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2

	Consolidated statements of operations for the three and six months ended June 30, 2009 (Unaudited), for the three and six months ended June 30, 2008 (Unaudited)	3

	Consolidated statement of stockholders’ equity for the six months ended June 30, 2009 (Unaudited)	4

	Consolidated statements of cash flows for the six months ended June 30, 2009 (Unaudited), and for the six months ended June 30, 2008 (Unaudited)	5

	Notes to consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from anticipated results. Important factors that may cause actual results to differ from projections include without limitation:

•	our lack of operating history;
•	our dependence on additional financing to continue as a going concern;
•	our inability to generate revenues or profits from sales of our biofuel and to establish commercial scale production facilities;
•	the disproportionally higher cost of production relative to units sold;
•	our ability to fully realize the value of our technology license agreement, which is our principal asset;
•
our inability to enter into acceptable sublicensing agreements with respect to our technology or the inability of any sublicensee to successfully manufacture, market or sell biofuel utilizing our licensed technology;

•	our ability to meet continued listing requirement to maintain our common stock listing on the Nasdaq Capital Market;
•	market acceptance of our biofuel;
•	our inability to compete effectively in the renewable fuels market;
•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;
•	our ability to protect our technology through intellectual property rights;
•	unexpected costs and operating deficits;
•	adverse results of any material legal proceedings; and
•	other specific risks set forth under the heading “Risk Factors” beginning on page 26 of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$537,857	$1,476,246
Accounts receivable	39,784	22,943
Prepaid expenses	478,780	195,369
Total current assets	1,056,421	1,694,558

Property and equipment - net	963,197	378,946
Other assets	388,543	392,208
License agreement	5,956,676	6,267,460
TOTAL ASSETS	$8,364,837	$8,733,172

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,429,419	$1,385,311
Loan payable-related party	50,000	50,000
License agreement payable-current portion (net of unamortized discount of $316,499 and $71,270)	683,501	928,730
Accrued dividend on preferred stock	945,579	765,369

Total current liabilities	3,108,499	3,129,410

License agreement payable (net of unamortized discount of $999,240 and $1,464,132)	3,000,760	3,535,868
Common stock warrant liability	1,606,822	-
Total Liabilities	7,716,081	6,665,278

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 18,400 and 26,400 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	710,970	1,020,087

Series B Cumulative Convertible Preferred Stock: $100 stated value, 250,000 shares authorized, 57,693 and 72,126 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,966,717	5,023,429

Common stock, $0.001 par value, 100,000,000 shares authorized; 26,351,319 and 19,299,168 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	26,352	19,299

Additional paid-in-capital	39,568,035	29,889,220

Accumulated deficit	(43,623,318)	(33,884,141)
Total stockholders' equity	648,756	2,067,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,364,837	$8,733,172

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Net sales	$42,637	$-	$42,637	$-
Cost of sales (including depreciation and amortization of $171,759 for the three months ended and $332,612 for the six months ended 2009)	597,840	-	806,495	-

Gross loss	(555,203)	-	(763,858)	-

Operating expenses:
Research and development expenses	95,769	145,931	290,035	342,772
General and administrative expenses	2,601,685	2,149,451	4,496,284	4,048,878

Legal settlement	-	359,595	-	359,595

Total operating expenses	2,697,454	2,654,977	4,786,319	4,751,245

Loss from operations	(3,252,657)	(2,654,977)	(5,550,177)	(4,751,245)

Interest income	937	11,320	1,656	16,589

Interest expense	(110,579)	(132,178)	(219,663)	(286,620)

Gain on debt extinguishment	-	-	241,500	-

Loss on fair value adjustment	(1,762,288)	(9,765)	(1,865,488)	(30,169)

Net loss	(5,124,587)	(2,785,600)	(7,392,172)	(5,051,445)

Preferred stock dividends	(170,017)	(1,772,475)	(4,381,821)	(3,250,225)

Net loss available to common shareholders	$(5,294,604)	$(4,558,075)	$(11,773,993)	$(8,301,670)

Basic and diluted net loss per share	$(0.21)	$(0.24)	$(0.50)	$(0.45)

Weighted average number of shares outstanding	25,726,050	18,639,757	23,326,692	18,434,664

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months ended June 30, 2009
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$29,889,220	$(33,884,141)	$2,067,894

Cumulative effect of reclassification of warrants (EITF 07-05)	-	-	-	-	-	-	(2,242,878)	2,034,816	(208,062)
Balance at January 1, 2009, as adjusted	19,299,168	19,299	26,400	1,020,087	72,126	5,023,429	$27,646,342	$(31,849,325)	$1,859,832

Compensation expense associated with options and restricted stock	1,327,120	1,328	-	-	-	-	1,459,110	-	1,460,438
Issuance of options and warrants for services rendered	-	-	-	-	-	-	599,390	-	599,390
Issuance of common stock for services rendered	125,000	125	-	-	-	-	117,375	-	117,500
Issuance of common stock for debt extinguishment	925,000	925	-	-	-	-	757,575	-	758,500
Issuance of common stock and warrants in private offering	3,957,500	3,957	-	-	-	-	3,162,043	-	3,166,000
Issuance of common stock – dividends on conversion of preferred stock	56,842	57	-	-	-	-	196,395	-	196,452
Conversion of preferred stock into common stock	660,689	661	(8,000)	(309,117)	(14,433)	(1,056,712)	1,365,168	-	-
Record warrant liability associated with issuance of common stock	-	-	-	-	-	-	(1,361,380)	-	(1,361,380)
Reclassification of warrant liability associated with antidillution triggering event	-	-	-	-	-	-	126,730	-	126,730
Reclassification of warrant liability in connection with waiver of antidillution provision	-	-	-	-	-	-	1,701,378	-	1,701,378
Private placement costs	-	-	-	-	-	-	(207,252)	-	(207,252)
Dividend associated with the beneficial conversion feature of the preferred stock	-	-	-	-	-	-	4,005,161	(4,005,161)	-
Dividends accrued on preferred stock	-	-	-	-	-	-	-	(376,660)	(376,660)

Net loss	-	-	-	-	-	-	-	(7,392,172)	(7,392,172)

Balance at June 30, 2009	26,351,319	$26,352	18,400	$710,970	57,693	$3,966,717	$39,568,035	$(43,623,318)	$648,756

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months ended June 30, 2009	For the Six Months ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,392,172)	$(5,051,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,623	-
Amortization of license	310,784	-
Amortization of discount	219,663	286,620
Compensation expense associated with stock options, stock and restricted stock	1,435,439	1,201,941
Issuance of common stock, options and warrants for services rendered	260,121	540,648
Penalty share expense	-	186,291
Gain on debt extinguishment	(241,500)	-
Loss on fair value adjustment	1,865,488	30,169

Changes in operating assets and liabilities:
Prepaid expenses	73,627	(453)
Accounts receivable	(16,841)	-
Other assets	116,735	-
Accounts payable and accrued expenses	168,840	(4,563)
Net cash used in operating activities	(3,165,193)	(2,810,792)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for acquisition of property and equipment	(615,209)	-
Payment for patents	(116,735)	-
Cash used in investing activities	(731,944)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments for license agreement payable	-	(1,000,000)
Proceeds from private offering issuances of common stock, net of costs	2,958,748	-
Proceeds from private offering issuance of preferred stock, net of costs	-	7,187,650
Proceeds from the exercise of warrants	-	457,080
Net cash provided by financing activities	2,958,748	6,644,730

Net (decrease) in cash and cash equivalents	(938,389)	3,833,938
Cash and cash equivalents - beginning of period	1,476,246	1,644,145
Cash and cash equivalents - end of period	$537,857	$5,478,083

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Preferred stock dividend	$376,660	$286,230
Fair value of warrants issued in stock offering	$1,361,380	$-
Issuance of common stock as payment for license agreement payable	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND GOING CONCERN

New Generation Biofuels Holdings, Inc. (the “Company”), formerly known as H2Diesel Holdings, Inc., a Florida corporation, through its wholly owned subsidiary, New Generation Biofuels, Inc., formerly known as H2Diesel Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology (the “Technology”) to manufacture alternative biofuels from vegetable oils and animal fats that the Company intends to market as a new class of renewable fuel for power generation, commercial and industrial heating and marine transportation.

To date, the Company has generated minimal revenues.  As a result, the Company has reported net losses of $13.5 million and $8.6 million and negative cash flows from operating activities of $6.3 million and $4.0 million for the years ended December 31, 2008 and 2007 respectively.  For the six months ended June 30, 2009, the Company has reported a net loss of $7.4 million and negative cash flows from operations of $3.2 million. The Company is obligated to pay $5.0 million in additional payments under the Master License, of which $1.0 million is due in installments in February and March 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Although the Company completed a public offering of $3,197,000 in gross proceeds in July 2009, the Company will need to raise additional financing before the end of 2009 to fund operations and long term business objectives. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology.  Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation has been calculated over the estimated useful lives of the assets ranging from 5 to 15 years.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $30,958 and $0, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Property and equipment consists of the following at June 30, 2009 and December 31, 2008:

	2009	2008

Furniture and fixtures	$82,181	$82,181

Property and equipment	893,569	54,439

Construction in progress	25,788	249,709
	1,001,538	386,329

Less accumulated depreciation	(38,341)	(7,383)

Fixed assets, net	$963,197	$378,946

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

Loss per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive. As of June 30, 2009 and 2008, there were 18,509,608 and 11,041,315, respectively, shares of common stock equivalents including options (8,362,710 shares of common stock as of June 30, 2009 and 6,005,000 shares of common stock as of June 30, 2008), non employee options (1,741,000 shares of common stock as of June 30, 2009 and 1,591,000 shares of common stock as of June 30, 2008), warrants (8,405,898 shares of common stock as of June 30, 2009 and 3,445,315 shares of common stock as of June 30, 2008) that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.  As of June 30, 2009 and 2008 there were 18,400 and 29,900, respectively, shares of Series A Convertible Preferred Stock which are convertible into 548,510 and 747,500, respectively, shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.  As of June 30, 2009 and 2008 there were 57,693 and 79,405, respectively, shares of Series B Convertible Preferred Stock which are convertible into 2,112,226 and 1,868,353, respectively, shares of common stock that were not included in the computation of EPS because to do so would have been antidilutive as well.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”).  EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-05, warrants to purchase 643,850 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  The warrants had an exercise price of $6.25 and expire in March and May 2013.  As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and May 2008.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,034,816 to beginning accumulated deficit and $208,062 to common stock warrant liability to recognize the fair value of such warrants on such date.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009:

				Significant
		Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable inputs	Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$537,857	$537,857	$—	$—
Total assets	$537,857	$537,857	$—	$—
Liabilities:
Common stock warrant liability	$1,606,822	$—	$—	$1,606,822

The following table presents information about our common stock warrant liability, which was our only financial asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

2009
Balance at January 1,	$208,062
Transfers to (from) Level 3	(466,728)
Total gains/(losses) realized/ unrealized included in earnings	1,865,488
Balance June 30,	$1,606,822

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

The Company also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the six months ended 2009 and no required additional disclosures upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008. As of June 30, 2009, the Company has derivatives of $1,606,822 related to the common stock warrant liabilities.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is recorded as loss on fair value adjustment.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements and will be applied on a prospective basis. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on consolidated financial position, results of operations and cash flows.

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

In April 2009, the Company’s board of directors and shareholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Plan from 2.7 million to 6.4 million shares.  Other than this increase in the number of shares reserved for issuance, all other provisions of the Plan will remain the same as adopted in October 2007 by our board of directors and in November 2007 by our shareholders.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest from 0 to 3 years of continuous service and have a 10 year contractual term.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of option and warrant grants on the date of grant.  The following table summarizes information about the stock options outstanding at June 30, 2009:

Weighted Average Exercise Price	$2.44

Expected Life	5 years

Volatility	100.0%

Dividend Yield	0%

Risk-free interest rate	1.54% – 3.28%

Employee Options

A summary of the status of the Company’s options outstanding as of June 30, 2009 and the changes during the year ending on that date is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	6,566,289	$2.85	8.10

Granted	2,396,421	$1.07	9.73
Forfeited	600,000	$1.50	7.54
Options outstanding at June 30, 2009	8,362,710	$2.44	8.23
Vested and expected to vest – June 30, 2009	6,377,606	$2.57	7.89	$549,242
Options exercisable at June 30, 2009	5,321,357	$2.52	7.44	$384,180

Options outstanding at June 30, 2009 have an exercise price of $0.90 to $10.50 per share. Options exercisable at June 30, 2009 do not include 1,101,406 performance based options. For the six months ended June 30, 2009 and 2008, the Company recorded a non-cash compensation charge of $1,128,377 and $1,193,411 respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2009. This amount changes based upon changes in the fair market value of the Company’s common stock. As of June 30, 2009, $1,461,160 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years and nine months.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Non-Employee Options

The Company has issued options in exchange for services rendered.  The table below summarizes stock option information with respect to all non-employee stock options as of June 30, 2009:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2008	1,591,000	$6.02
Granted	150,000	$1.04
Options outstanding at June 30, 2009	1,741,000	$5.59
Options exercisable at June 30, 2009	141,000	$6.23

Non-employee options outstanding at June 30, 2009 have an exercise price of $1.04 to $6.40 per share.  Options exercisable at June 30, 2009 do not include 1,550,000 performance based options. For the six months ended June 30, 2009 and 2008, the Company recorded a non-cash compensation charge of $16,220 and $329,821 respectively.  As of June 30, 2009, $22,708 of the total unrecognized compensation costs related to non-employee stock options is expected to be recognized over a period of approximately seven months.

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s board of directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests, by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives.  The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years.  The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions.  All shares and options issued under the Equity Compensation Plan are issued pursuant to the Company’s Omnibus Incentive Plan that has been approved by our shareholders.

In May 2008, the Company issued under the Equity Compensation Plan 31,989 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee.

In March 2009, the Company issued under the Equity Compensation Plan 585,015 restricted shares to employees based on a salary reduction plan whereby employee’s salary was reduced by 30% and were granted restricted stock and options in lieu of the reduced compensation. The restricted stock was granted at $0.80 per share.

In April 2009, the Company issued under the Equity Compensation Plan 100,000 restricted shares to its former President and Chief Executive Officer as part of a separation agreement.

In April 2009, the Company issued under the Equity Compensation Plan 555,585 restricted shares to certain employees based on achieving certain 2008 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

For the six months ended June 30, 2009 and 2008, the Company recorded a non-cash compensation expense of $307,061 and $8,530 respectively.  As of June 30, 2009, $798,402 of the total unrecognized compensation costs related to restricted stock grants is expected to be recognized over a period of approximately two years and nine months.

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

In addition, the Company exchanged new warrants at an exercise price of $1.00 per share with investors that participated in our 2008 private placement of Series B Convertible Preferred Stock and warrants and invested a specified amount in this offering. Under this exchange, the Company reissued warrants to purchase a total of 97,792 shares.  The warrants are exercisable at any time after the six month anniversary but prior to the fifth anniversary of the issue date, either for cash or by means of a “cashless exercise.”  The reissued warrants had an additional fair value of $13,615 based on the Black-Scholes options pricing method and was recorded as a cost of the Private Placement.

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

The warrants are considered to be a derivative liability to be marked to market due to their exercise price reset feature.  The Company recorded a $1,361,380 warrant liability at issuance and a $1,946,820 loss on fair value adjustment for the six months ended June 30, 2009.  The Company reclassified $1,701,378 of the Common Stock warrant liability associated with the antidilution provision to additional paid-in-capital upon the waiver of the antidilution provision by a warrant holder effective June 29, 2009.

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

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock.  For the six months ended June 30, 2009 and 2008, the Company accrued dividends for the Series A Preferred Stock of $95,130 and $161,236 respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, June 30, 2009, the liquidation value of the Series A Preferred Stock was $2,204,702.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the Stated Value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the Board and paid by the Company on the Common Stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the Stated Value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at Stated Value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in Stated Value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. For the six months ended June 30, 2009 and 2008, the Company accrued dividends on the Series B Preferred Stock of $281,530 and $124,994 respectively.

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

Upon any Liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of Common Stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the Stated Value plus all accrued dividends not previously paid or added to Stated Value. As of the most recent balance sheet date, June 30, 2009, the liquidation value of the Series B Preferred Stock was $6,350,177.

NEW GENERATION BIOFUELS HOLDINGS, INC.
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

In conjuction with completing a Common Stock private placement offering on March 3, 2009, as noted in Note 4 above, antidilution provisions were triggered.  The conversion price of the Preferred Stock and the exercise price of the Warrants was reset to $3.00 per share. Based on the number of Preferred Stock outstanding on the trigger date, the Company calculated the fair market value based on the incremental increase in convertible shares based on the change in the conversion price before and after  the price reset multiplied by the stock price on the initial offering dates in March and May 2008. Based on this valuation, the Company recorded a beneficial conversion dividend expense of $4,005,161 and an $81,332 gain on fair value adjustment during the six months ended June 30, 2009.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 6 – AGREEMENTS

On March 14, 2008, the Company entered into a lease agreement for office space in Lake Mary, Florida. The lease was secured by a Letter of Credit for $175,000.  In June 2009, the Company entered into negotiations with the landlord to terminate the agreement. Accordingly, the Company did not make the June 2009 rental payment in accordance with the terms of the agreement. As a result, the landlord drew on the $175,000 Letter of Credit due to the lease payment default as per the terms of the agreement. The Company is still negotiating the early termination of the lease agreement with the landlord. The Company has estimated a lease termination fee of $174,443 and accrued this amount at June 30, 2009. This expense is recorded in general and administrative expenses.

NOTE 7 – SUBSEQUENT EVENTS

In July 2009, the Company completed a registered offering of 3,044,381 shares of Common Stock and warrants to purchase 608,876 shares of Common Stock (the “Offering”). The Common Stock and the warrants were sold in units at a price of $1.05 per Unit, with each Unit consisting of one share of Common Stock and a warrant to purchase 0.20 shares of Common Stock at an exercise price of $1.60 per share. The gross proceeds of the offering were $3.2 million and net proceeds, after deducting the placement agent’s fees and estimated offering expenses payable by the Company, were approximately $2.7 million. Units were not issued or certificated and will not trade on any exchange or be listed for quotation on any market. The warrants have a five year term from the date of issuance, will not be exercisable prior to six months after issuance and will include provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events. The Company also does not intend that the warrants will trade on any exchange or be listed for quotation on any market.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation. We produce our biofuels using a proprietary blending technology that we believe is simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional biodiesel. We believe that this technology gives us a competitive advantage by enabling us to produce biofuels that are cleaner and less expensive than our competitors. Our technology also gives us the flexibility to produce our biofuel from multiple feedstocks, which allows us to use non-edible raw materials in our production process, when desirable. We believe that these fuel characteristics will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market.

Our business commenced in February 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, conducting test burns at power generation facilities, launching a production facility, entering into biofuel sales agreements in both the power generation and commercial heating markets, entering into site lease and terminaling services agreements and raising equity capital. Our costs have consisted mainly of research and development relating to our product, production costs and general and administrative costs. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of June 30, 2009, we had an accumulated deficit of $43.6 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development, and other initiatives including potentially the financing of future acquisitions.

Our business strategy involves the following: (1) making direct sales of our biofuel from manufacturing plants that we may purchase, lease or build, either directly or through joint ventures; (2) as a second potential revenue stream, collecting royalties through sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our facilities and (3) pursuing eligibility for tax credits and other government incentives to strengthen the competitive position of our buifuel and to take advantage of the U.S. government's encouragement of “green” technologies. We may also sell our biofuel to boiler operators under extended evaluation and test programs. In addition, we have placed into service our first biofuel production plant, a 5 million gallon per year facility located in Baltimore, Maryland. We also have commenced the process of procuring raw materials for production of our biofuel but have not made any significant commitments or procurements at this point. To date, we have recognized minimal revenues, but have generated significant costs in generating these initial revenues. Our costs have consisted mainly of cost of sales, research and development relating to our product and general and administrative costs.

Financial Operations Overview

Revenue

We completed construction and placed into service our 5 million gallon per year production facility at the end of February 2009 and have signed seven sales contracts and two distribution agreements to generate revenue. In April 2009, we began shipping our first commercial product that was made in our Baltimore, MD plant. We recognize revenue when legal title to the product has passed to the customer, which is generally when the product is shipped from our Baltimore, MD facilities. We have agreements with our customers that specify the terms of the sale, including price.

Cost of Sales

Cost of sales consists primarily of the costs of the raw material feedstocks that go into the formulation of our biofuel product, direct labor to run the production plant, utilities and facility costs. We also include in cost of sales, the amortization of our license agreement, also amortization of patents and depreciation associated with our production facility.

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

Results of Operations

Comparison of the three months ended June 30, 2009 and the three months ended June 30, 2008

Net Loss

We incurred a net loss of $5.1 million, for the three months ended June 30, 2009 as compared to $2.8 million for the three months ended June 30, 2008.

The increase in net loss of $2.3 million resulted primarily from:

•	a $1.8 million increase in non-cash loss on fair market value adjustment.

•	$0.6 million in cost of sales, which did not exist in the prior period.

•	a $0.5 million increase in general and administrative expenses.

partially offset by:

•	a $0.4 decrease in legal settlement expenses.

•	a $0.1 decrease in research and development expenses.

Revenue

Net sales for the three months ended June 30, 2009 were $42,637, versus no sales for the three months ended June 30, 2008. The increase in revenue was due to the initiation of biofuel production and sales from our production plant in Baltimore, Maryland.

Cost of Sales

Cost of sales was $0.6 million for the three months ended June 30, 2009, versus was no cost of sales for the three months ended June 30, 2008. Cost of sales is comprised of raw material feedstocks used in production of $0.2 million, direct facility costs of $0.2 million and amortization of license agreement of $0.2 million. For more information on our cost of sales please refer to the “Gross Loss” section below.

Gross Loss

Gross loss was $0.6 million for the three months ended June 30, 2009, versus no gross loss for the three months ended June 30, 2008. Gross loss is comprised of revenue less cost of sales. The gross loss of $0.6 million was driven by a number of factors including: in the commercial and industrial market we offered our product at a substantial discount to the price of petroleum diesel fuel in order to attract “early adopter” customers and gain product validation and performance data through their use of our product. These discounts were partially offset by eliminating the need to perform test burns to sign up commercial and industrial customers, thereby lowering our research and development costs. We also gained the ability to utilize these early customers as a marketing tool, by bringing potential customers to existing sites for real-time demonstrations of our biofuel performance in their boiler applications. We have since signed several customers as a result and no longer offer “early adopter” discounts. We have continued to have success in signing up customers since discontinuing the “early adopter” discount, but may from time to time offer volume-related or other promotional pricing discounts as warranted.

The gross loss was also driven by a disproportionally higher cost of production relative to units sold. We were just beginning to ramp-up production in our Baltimore facility and were running in small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items were approximately $0.4 million of the $0.6 million gross loss. As we ramp up our production, the amortization and direct facility costs will have a disproportionate impact on our gross profit in relation to units sold. As we begin fulfilling our recently awarded contracts and our production volume increases, we believe that our per unit cost of production will decrease as we process much larger production, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $96,000 for the three months ended June 30, 2009 compared to approximately $146,000 for the three months ended June 30, 2008. The decrease in research and development expenses in 2009 is primarily the result of the beginning of production of our fuel and conducting less test burns which were used to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2009 compared to $2.1 million for the three months ended June 30, 2008. The increase of $0.5 million in 2009 over the prior period was primarily attributable to an increase in expenses associated with stock options and warrants , rent expense, lease termination expense, and professional services expenses partially offset by decreases in legal fees, research and development costs, penalty shares expense, and legal settlement costs.

Interest Expense

Interest expense was approximately $111,000 for the three months ended June 30, 2009 compared to approximately $132,000 for the three months ended June 30, 2008. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Loss on fair value adjustment

Loss on fair value adjustment was approximately $1.8 million for the three months ended June 30, 2009 compared to a loss of approximately $10,000 for the three months ended June 30, 2008.

Comparison of the six months ended June 30, 2009 and the six months ended June 30, 2008

Net Loss

We incurred a net loss of $7.4 million for the six months ended June 30, 2009 as compared to $5.0 million for the six months ended June 30, 2008.

The increase in net loss of $2.4 million resulted primarily from:

•	a $1.9 million increase in non-cash loss on fair market value adjustment.

•	$0.8 million in cost of sales, which did not exist in the prior period.

•	a $0.5 million increase in general and administrative expenses.

partially offset by:

•	a $0.4 million decrease in legal settlement expenses.

•	a $0.1 million decrease in interest expense.

•	a $0.2 million gain on extinguishment of debt

Revenue

Net sales for the six months ended June 30, 2009 were $42,637, versus no sales for the six months ended June 30, 2008. The increase in revenue was due to the initiation of biofuel production and sales from our production plant in Baltimore, Maryland.

Cost of Sales

Cost of sales was $0.8 million for the six months ended June 30, 2009, versus no cost of sales for the six months ended June 30, 2008. Cost of sales is comprised of raw material feedstocks used in production of $0.2 million, direct facility costs of $0.3 million and amortization of license agreement of $0.3 million. For more information on our cost of sales please refer to the “Gross Loss” section below.

Gross Loss

Gross loss was $0.8 million for the six months ended June 30, 2009, versus no gross loss for the six months ended June 30, 2008. Gross loss is comprised of revenue less cost of sales. The gross loss of $0.8 million was driven by a number of factors including: in the commercial and industrial market we offered our product at a substantial discount to the price of petroleum diesel fuel in order to attract “early adopter” customers and gain product validation and performance data through their use of our product. These discounts were partially offset by eliminating the need to perform test burns to sign up commercial and industrial customers, thereby lowering our research and development costs. We also gained the ability to utilize these early customers as a marketing tool, by bringing potential customers to existing sites for real-time demonstrations of our biofuel performance in their boiler applications. We have since signed several customers as a result and no longer offer “early adopter” discounts. We have continued to have success in signing up customers since discontinuing the “early adopter” discount, but may from time to time offer volume-related or other promotional pricing discounts as warranted.

The gross loss was also driven by a disproportionally higher cost of production relative to units sold. We were just beginning to ramp-up production in our Baltimore facility and were running in small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items were approximately $0.6 million of the $0.8 million gross loss. As we ramp up our production, the amortization and direct facility costs will have a disproportionate impact on our gross profit in relation to units sold. As we begin fulfilling our recently awarded contracts and our production volume increases, we believe that our per unit cost of production will decrease as we process much larger production runs, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $290,000 for the six months ended June 30, 2009 compared to approximately $343,000 for the six months ended June 30, 2008. The decrease in research and development expenses in 2009 is primarily the result of the beginning of production of our fuel and conducting less test burns which were used to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the six months ended June 30, 2009 compared to $4.0 million for the six months ended June 30, 2008. The increase of $0.5 million in 2009 over the prior period was primarily attributable to a increase in personnel expense, rent expense, consulting expenses, lease termination expense and investor relation expenses, partially offset by decreases in legal fees, research and development costs, and legal settlement costs.

Interest Expense

Interest expense was approximately $220,000 for the six months ended June 30, 2009 compared to approximately $287,000 for the six months ended June 30, 2008. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Loss on fair value adjustment

Loss on fair value adjustment was approximately $1.9 million for the six months ended June 30, 2009 and approximately $30,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity

At June 30, 2009, we had $0.5 million in cash, compared to $2.6 million at March 31, 2009.

Although we completed a registered offering in July 2009 of $3.2 million in gross proceeds, and approximately $2.7 million in net proceeds, we will need to continue to control costs and raise additional financing to continue our operations beyond the fourth quarter of 2009.  We expect that our available cash and interest income will be sufficient to finance currently planned activities through December 2009.  We estimate that we will require an additional $3.5 million to fund our operations for the next twelve months. These estimates are based on certain assumptions, including continuing tight management of available cash and commencing fuel deliveries under our Fenix Energy purchase order no earlier than December 2009. These assumptions could be negatively impacted by the matters discussed under the caption “Risk Factors” contained in the our Annual Report on Form 10-K for the year ended December 31, 2008 and in subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We incur monthly lease and other payment obligations under our site lease and terminaling service agreements and upfront production costs associated with manufacturing our biofuels under recent customer contracts. We also have incurred costs associated with developing of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations.

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

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in both private placements with accredited investors and a registered direct public offering. If we raise capital through the sale of equity securities, or securities convertible into equity, dilution to our then existing shareholders would result. If we raise additional capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development or commercialization activities.

Cash Flows

Net cash used in operating activities was approximately $3.2 million for the six months ended June 30, 2009 primarily reflecting our net loss of $7.4 million, partially offset by $1.4 million in non-cash stock-based compensation expense, approximately $0.3 million in non-cash for issuance of stock, options and warrants for services rendered, $0.3 million in non-cash amortization of our license, $0.2 million in non-cash amortization expense associated with our license agreement payable, $0.2 million in non-cash gain on extinguishment of debt and $1.9 million in non-cash loss on fair market value adjustment of the common stock warranty liability.

Net cash used in investing activities was approximately $0.7 million for the six months ended June 30, 2009 and consisted of payments for the acquisition of property and equipment of $0.6 million and payments for patent of $0.1 million.

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2009, and consisted of net proceeds from the issuance of common stock.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

•	the level of cash flows from product sales;

•
conducting additional testing with utilities, independent power producers, commercial boiler operators or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the risk factors below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009 and in subsequent filings with the SEC. If any of these risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Our existing financial resources will only provide financing until the end of 2009 and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business until the end of 2009 and we will need to control costs and raise additional capital to continue our business beyond 2009. For the six months ended June 30, 2009, we have incurred a net loss of $7.4 million and negative cash flows from operating activities of $3.2 million. As of June 30, 2009, we had approximately $0.5 million of available cash and approximately $1.4 million of accounts payable and accrued expenses. In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years. If we are unable to raise additional capital, we will not be able to continue our business. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders. Our ability to continue as a going concern is discussed in “Note 1 – Organization and Going Concern” to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and in the opinion of our independent accountants with respect to our audited financial statements for the year ended December 31, 2008.

If we do not meet Nasdaq requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

Under Nasdaq listing rules, our common stock could be delisted from Nasdaq if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity, minimum $1.00 bid price and market capitalization), the distribution of our publicly held securities and compliance with Nasdaq listing agreements and SEC rules and regulations. For example, Nasdaq requires a minimum stockholders’ equity of $2.5 million or, alternatively, a market value of listed securities of at least $35 million. We received a communication from Nasdaq when we reported in March 2009 that our stockholders’ equity equaled $2.1 million at December 31, 2008. We have since received a letter from Nasdaq stating that we had regained compliance with Nasdaq rules. At June 30, 2009, our stockholders’ equity was below the minimum stockholders’ equity requirement of $2.5 million. However, at June 30, 2009, our market value of listed securities exceeded the minimum $35 million for continued listing. As another example, Nasdaq reinstated the minimum $1.00 bid requirement on August 3, 2009. Listed companies whose securities fall below this requirement for 30 consecutive business days can be subject to delisting.

In the future, however, due to factors such as loses from operations and the volatility of our stock price, we may not be able to meet the Nasdaq continued listing requirements. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock may be subject to delisting. Trading, if any, of our securities would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the OTC Bulletin Board. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock.

We are subject to Sarbanes-Oxley requirements and also have to correct internal control weaknesses, and in particular may need to retain additional support in the accounting area.

As a public company, we have significant requirements for enhanced financial reporting and internal accounting controls. Among other regulatory requirements, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and we will need a report by our independent registered public accounting firm addressing our internal control over financial reporting. We cannot assure you that we will be able to comply with regulatory requirements in the timeframe and in the manner required by applicable regulations, and our failure to do so could cause us to fail to meet our reporting obligations, subject us to regulatory scrutiny and sanction, and cause investors to lose confidence in our reported financial information. In addition, we are aware that following the resignation of our prior chief executive officer and promotion of our chief financial officer Cary J. Claiborne to serve as chief executive officer, we may need additional accounting support, although this issue has been at least partially addressed by the promotion of David H. Goebel, Jr. to Chief Operating Officer to handle some of the operational matters previously performed by Mr. Claiborne and the hiring of a staff accountant to assist the corporate controller and Mr. Claiborne.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on May 27, 2009, four proposals were submitted to a vote of our shareholders.

1.  Election of Directors —Six directors were elected to serve on our Board of Directors for a term that ends at the next Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follows:

NOMINEE	IN FAVOR	WITHHELD
Lee S. Rosen	24,484,049	20,450
Cary J. Claiborne	24,484,049	20,450
Phillip E. Pearce	24,473,149	31,350
John E. Mack	24,484,049	20,450
James R. Sheppard, Jr.	24,484,049	20,450
Steven F. Gilliland	24,484,049	20,450

2.  Ratification of Auditors — The shareholders ratified the appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for 2009. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTE
24,263,244	2,238	239,016	0

3.  Ratification of share increase to the Omnibus Incentive Plan — The shareholders ratified the increase of the issuance of shares available under the plan from 2.7 million to 6.4 million.. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTE
12,809,660	192,272	7,384,101	0

4.  Ratification of the authorization to issue 8 million shares of common stock — The shareholders ratified issuance of 8 million shares of common stock or convertible securities for aggregate consideration of not more than $30 million in cash at a price not less than 80% of the market price at the time of issuance in accordance with Nasdaq Marketplace Rule 5635(d). The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTE
20,057,168	316,779	12,806	0

ITEM 5. OTHER INFORMATION

The Company filed a Current Report on Form 8-K on July 29, 2009, disclosing the employment agreement and compensation arrangement for Lee S. Rosen, Chairman of the Board. The vesting dates of the equity grants were incorrectly listed and the following information corrects the information set forth in the Form 8-K and does not reflect any events that may have occurred after the original filing date.

The employment agreement, dated July 23, 2009, between the Company and Mr. Rosen included a grant of options to purchase 932,500 shares of the Company's common stock at an exercise price of $1.05 per share, which vest as follows:

•	150,000 options to vest immediately, 104,353 time-based options that vest on July 23, 2010 and July 23, 2011, 104,354 time-based options that vest on July 23, 2012; and

•	156,480 performance-based options that vest equally over three years beginning on December 31, 2009.

The employment agreement also included a grant of 782,500 shares of the Company’s common stock, of which 260,833 shares vest on each of July 23, 2010 and July 23, 2011 and 260,483 vest on July 23, 2012.

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

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
President, Chief Executive Officer & Chief Financial Officer (principal executive officer, principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 31, 2008).

3.2
Articles of Amendment to the Articles of Incorporation relating to our Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed March 31, 2008).

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).*

* Filed herewith.