Form 10-Q
period 2009-09-30
New Generation Biofuels Holdings, Inc
filed 2009-11-16
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 1-34022

NEW GENERATION BIOFUELS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5850 Waterloo Road, Suite 140
Columbia, MD  21045
(Address of principal executive offices)

(410) 480-8084
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐.

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

At October 31, 2009, the registrant had 29,205,459 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	1

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (Unaudited), and for the three and nine months ended September 30, 2008 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited), and for the nine months ended September 30, 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures

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

•	market acceptance of our biofuel;
•	our inability to compete effectively in the renewable fuels market;
•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;
•	our ability to protect our technology through intellectual property rights;
•	unexpected costs and operating deficits;
•	adverse results of any material legal proceedings; and
•	other specific risks set forth under the heading “Risk Factors” beginning on page 27 of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,300,728	$1,476,246
Accounts receivable	18,237	22,943
Related party receivables	77,820	-
Inventory	11,708	-
Prepaid expenses	373,064	195,369
Total current assets	1,781,557	1,694,558

Property and equipment - net	914,150	378,946
Other assets – net	390,452	392,208
License agreement - net	5,805,106	6,267,460
TOTAL ASSETS	$8,891,265	$8,733,172

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,393,546	$1,385,311
Loan payable-related party	50,000	50,000
License agreement payable-current portion
(net of unamortized discount of $205,584 and $71,270)	794,416	928,730
Accrued dividend on preferred stock	1,068,388	765,369
Total current liabilities	3,306,350	3,129,410

License agreement payable
(net of unamortized discount of $991,126 and $1,464,132)	3,008,874	3,535,868
Total liabilities	6,315,224	6,665,278

Stockholders' equity:
Series A Cumulative Convertible Preferred Stock: $100 stated value, 300,000 shares authorized, 18,400 and 26,400 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	710,970	1,020,087

Series B Cumulative Convertible Preferred Stock: $100 stated value, 250,000 shares authorized, 53,660 and 72,126 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,671,440	5,023,429

Common stock, $0.001 par value, 100,000,000 shares authorized; 29,161,473 and 19,299,168 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	29,162	19,299

Additional paid-in-capital	44,240,211	29,889,220

Accumulated deficit	(46,075,742)	(33,884,141)
Total stockholders' equity	2,576,041	2,067,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,891,265	$8,733,172

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three		Nine Months
	Ended	Months Ended	Nine Months	Ended
	September 30,	September 30,	Ended September	September 30,
	2009	2008	30, 2009	2008

Net revenues	$34,412	$-	$77,048	$-
Cost of revenues (including depreciation and amortization for the three and nine months ended September 30, 2009 and 2008 of $178,670, $511,282, $- and $- , respectively)	584,745	-	1,391,240	-
Gross loss	(550,333)	-	(1,314,192)	-

Operating expenses:
Research and development expenses	73,126	497,773	363,160	840,545
General and administrative expenses	2,279,523	1,739,009	6,775,806	5,787,887
Legal settlement	-	-	-	359,595
Total operating expenses	2,352,649	2,236,782	7,138,966	6,988,027

Loss from operations	(2,902,982)	(2,236,782)	(8,453,158)	(6,988,027)

Interest income	1,294	10,525	2,951	27,114
Interest expense	(119,029)	(136,138)	(338,692)	(422,758)
Gain on debt extinguishment	-	-	241,500	-
Gain (loss) on net change in fair value of warrant liability	736,211	-	(1,129,277)	(30,169)

Net loss	(2,284,506)	(2,362,395)	(9,676,676)	(7,413,840)

Dividends to preferred stockholders	(167,919)	(225,976)	(4,549,741)	(3,476,201)

Net loss attributable to common stockholders	$(2,452,425)	$(2,588,371)	$(14,226,417)	$(10,890,041)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.58)	$(0.59)

Weighted average number of shares outstanding	28,465,378	18,882,266	24,345,980	18,585,469

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months ended September 30, 2009
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$29,889,220	$(33,884,141)	$2,067,894

Cumulative effect of reclassification of warrants (ASC Topic 815)	-	-	-	-	-	-	(2,242,878)	2,034,816	(208,062)
Balance at January 1, 2009, as adjusted	19,299,168	19,299	26,400	1,020,087	72,126	5,023,429	$27,646,342	$(31,849,325)	$1,859,832

Issuance of stock options and restricted to employees	918,422	919	-	-	-	-	2,048,070	-	2,048,989
Issuance of stock options to non-employees	-	-	-	-	-	-	25,951	-	25,951
Issuance of warrants to non-employees for prepaid consulting services	-	-	-	-	-	-	483,439	-	483,439
Issuance of warrants for payment of accounts payable and accrued expenses	-	-	-	-	-	-	99,732	-	99,732
Issuance of common stock for payment of accounts payable and accrued expenses	25,000	25	-	-	-	-	24,975	-	25,000
Issuance of restricted stock to non-employees for prepaid consulting services	125,000	125	-	-	-	-	117,375	-	117,500
Issuance of common stock for settlement of license agreement payable	925,000	925	-	-	-	-	757,575	-	758,500
Proceeds from the issuance of common stock and warrants, net of offering costs	7,001,881	7,001	-	-	-	-	5,792,451	-	5,799,452
Accrued preferred stock dividends converted into shares of common stock	71,879	72	-	-	-	-	241,491	-	241,563
Conversion of preferred stock into common stock	795,123	796	(8,000)	(309,117)	(18,466)	(1,351,989)	1,660,310	-	-
Warrant liability associated with issuance of common stock	-	-	-	-	-	-	(1,361,380)	-	(1,361,380)
Reclassification of warrant liability associated with antidilution triggering event on Series B preferred stock	-	-	-	-	-	-	126,730	-	126,730
Reclassification of warrant liability in connection with waiver of antidilution provision	-	-	-	-	-	-	2,571,989	-	2,571,989
Deemed dividend associated with the beneficial conversion feature on Series B preferred stock	-	-	-	-	-	-	4,005,161	(4,005,161)	-
Preferred stock dividends	-	-	-	-	-	-	-	(544,580)	(544,580)
Net loss	-	-	-	-	-	-	-	(9,676,676)	(9,676,676)

Balance at September 30, 2009	29,161,473	$29,162	18,400	$710,970	53,660	$3,671,440	$44,240,211	$(46,075,742)	$2,576,041

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,676,676)	$(7,413,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	68,747	1,190
Loss on disposal of property and equipment	70,423	-
Amortization of license agreement	462,354	-
Amortization of discount	338,692	422,758
Compensation expense associated with stock options and restricted stock to employees	2,048,989	1,538,212
Compensation expense associated with stock and warrants	-	85,626
Stock options issued to non-employees for services	25,951	588,826
Penalty share expense	-	230,277
Warrant expense related to legal settlement	-	359,595
Loss on change in fair value of warrant liability	1,129,277	30,169
Gain on extinguishment of debt	(241,500)	-
Amortization of prepaid consulting fee	400,625	-
Changes in operating assets and liabilities:
Accounts receivable	4,706	-
Inventory	(11,708)	-
Prepaid expenses	22,619	(75,783)
Other assets	(15,180)	(82,031)
Accounts payable and accrued expenses	132,969	(61,644)
Net cash used in operating activities	(5,239,712)	(4,376,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Related party receivables	(77,820)	-
Purchases of property and equipment	(657,438)	(133,157)
Net cash used in investing activities	(735,258)	(133,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	-	(1,000,000)
Proceeds from issuance of common stock, net	5,799,452	-
Proceeds from issuance of preferred stock, net	-	7,187,650
Proceeds from the exercise of warrants	-	457,080
Net cash provided by financing activities	5,799,452	6,644,730
Net (decrease) increase in cash and cash equivalents	(175,518)	2,134,928
Cash and cash equivalents - beginning of period	1,476,246	1,644,145
Cash and cash equivalents - end of period	$1,300,728	$3,779,073

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Accrued dividends on preferred stock	$544,580	$512,206
Issuance of restricted stock to non-employees for prepaid consulting services	$117,500	$-
Issuance of warrants to non-employees for prepaid consulting services	$483,439	$-
Common stock warrant liability	$1,361,380	$-
Reclassification of warrant liability in connection with waiver of antidilution provision	$2,571,989	$-
Reclassification of warrant liability in association with antidilution triggering event	$126,730	$-
Cumulative effect of reclassification of warrants (ASC Topic 815)	$208,062	$-
Common stock issued for payment of license agreement payable	$758,500	$-
Common stock issued for payment of accounts payable and accrued expenses	$25,000	$-
Warrants issued for payment of accounts payable and accrued expenses	$99,732	$-
Accrued preferred stock dividends converted into shares of common stock	$241,563	$-
Deemed dividend related to beneficial conversion feature on Series B Preferred Stock	$4,005,161	$-
Conversion of Series A preferred stock to common stock	$309,117	$-
Conversion of Series B preferred stock to common stock	$1,351,989	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

The Company has incurred a net loss of $9.7 million for the nine months ended September 30, 2009 and has an accumulated deficit of $46 million as of September 30, 2009. The Company is obligated to pay $5.0 million in additional payments under the Master License, of which $1.0 million is due in two equal installments in February and March 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

During the nine months ended September 30, 2009, the Company raised a total of $5.8 million, net of offering expenses and fees. The Company will need to raise additional capital to continue operations. The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology. Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.

If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

If the Company cannot obtain sufficient additional financing in the short-term, it may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries New Generation Biofuels, Inc. and NGB Marketing, LLC. All intercompany accounts and transaction have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates and assumption relate to the recoverability of its Technology and the valuation of stock-based transactions. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

Related Party Receivables

As of September 30, 2009, related party receivables were $77,820 which was comprised of non-trade receivables from certain employees. No allowance has been provided due to the short-term nature and recoverability of such non-trade receivables.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to fifteen years) using the straight-line method. Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was $20,853 and $51,811 and $1,190 and $1,190, respectively.

Property and equipment consists of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Furniture and fixtures	$-	$82,181
Property and equipment	927,964	54,439
Construction in progress	28,714	249,709
	956,678	386,329
Less: accumulated depreciation	(42,528)	(7,383)

Property and equipment - net	$914,150	$378,946

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. The Company believes that as of September 30, 2009 no impairment of long-lived assets existed.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Fair Value Measurements

Effective January 1, 2009, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The Company did not record an adjustment to accumulated deficit as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s consolidated results of operations. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets and liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

				Significant
		Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable inputs	Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,300,728	$1,300,728	$—	$—
Total assets	$1,300,728	$1,300,728	$	$—
Liabilities:
Derivative - warrants	$—	$—	$—	$—

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2009 to September 30, 2009:

Derivative Liability – Warrants
Balance at January 1, 2009	$208,062
Transfers to (from) Level 3(1)	1,234,650
Adjustment to fair value included in earnings (2)	103,200
Balance March 31, 2009	$1,545,912
Transfers to (from) Level 3(3)	(1,701,378)
Adjustment to fair value included in earnings (2)	1,762,288
Balance June 30, 2009	$1,606,822
Transfers to (from) Level 3(3)	(870,611)
Adjustment to fair value included in earnings (2)	(736,211)
Balance September 30, 2009	$—

(1)
Represents increase in derivative liability of $1,361,380 related to the detachable warrants issued to investors in connection with the March 2009 Private Placement, offset by $126,730 reclassification of derivative liability in association with Series B Preferred Stock antidilution triggering event related to the detachable warrants issued to Series B Preferred Stock investors.

(2)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. For the three and nine months ended September 30, 2009, the net adjustment to fair value resulted in a gain (loss) of $736,211 and $(1,129,277) and is included in “Gain (loss) on net change in fair value of warrant liability” on the accompanying Consolidated Statement of Operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(3)
Represents reclassification of derivative liability in connection with waiver of antidilution provision related to the detachable warrants issued to investors in connection with the March 2009 Private Placement.

Computation of Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

As of September 30, 2009 and 2008, there were 19,940,444 and 11,446,315, respectively, shares of common stock equivalents including options (8,769,845 shares of common stock as of September 30, 2009 and 6,410,000 shares of common stock as of September 30, 2008), non employee options (1,741,000 shares of common stock as of September 30, 2009 and 1,591,000 shares of common stock as of September 30, 2008), and warrants (9,429,599 shares of common stock as of September 30, 2009 and 3,445,315 shares of common stock as of September 30, 2008) excluded from the computation of diluted earnings per share because the inclusion of such shares have been anti-dilutive. As of September 30, 2009 and 2008, there were 18,400 and 29,900, respectively, shares of Series A Convertible Preferred Stock outstanding which are convertible into 460,000 and 747,500, respectively, shares of common stock excluded from the computation of diluted earnings per share because the inclusion of such shares have been anti-dilutive. As of September 30, 2009 and 2008, there were 53,660 and 79,405, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,788,667 and 1,868,353, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares have been anti-dilutive

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) established the “FASB Accounting Standards Codification ™” (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ended after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”) or Accounting Standards Codification (“ASC”) 815-10-65-3. ASC 815-10-65-3 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. As a result of the adoption of ASC 815-10-65-3, the Company identified 643,850 warrants that contained a strike price adjustment feature that were not indexed to the Company’s common stock and thus were required to be reclassified as a liability. In accordance with ASC 815-10-65-3, the Company calculated the fair value of the warrants using the Black–Scholes option pricing model, at January 1, 2009, with a corresponding reduction of additional paid in capital and accumulated deficit of $2,242,878 and $2,034,816, respectively, recorded as a cumulative effect adjustment.

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s future consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Subsequent Events

The Company has evaluated subsequent events through November 16, 2009, the date this quarterly report on Form 10-Q was filed with the SEC. The Company made no significant changes to its consolidated financial statements as a result of its subsequent events evaluation.

NOTE 2 – OPTIONS, WARRANTS AND RESTRICTED STOCK

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

In April 2009, the Company’s board of directors and shareholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Plan from 2.7 million to 6.4 million shares. Other than this increase in the number of shares reserved for issuance, all other provisions of the Plan will remain the same as adopted in October 2007 by the Company’s board of directors and in November 2007 by the Company’s shareholders.

Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest immediately or in equal installments over three years of continuous service and have a ten year contractual term.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of option and warrant grants on the date of grant. The following table summarizes information about the stock options outstanding at September 30, 2009:

Weighted Average Exercise Price	$2.38
Expected Life	5 years
Volatility	100.0%
Dividend Yield	0%
Risk-free interest rate	1.54% – 3.28%

Employee Options

A summary of the status of the Company’s options outstanding as of September 30, 2009 and the changes during the period ending on that date are presented below:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	6,566,289	$2.85	8.10
Granted	3,187,254	$1.06	9.67
Forfeited or cancelled	983,698	$1.27	7.97
Options outstanding at September 30, 2009	8,769,845	$2.38	8.12
Vested and expected to vest at September 30, 2009	6,940,439	$2.44	7.85	$0
Options exercisable at September 30, 2009	5,525,606	$2.46	7.30	$0

Options outstanding at September 30, 2009 have an exercise price of $0.90 to $10.50 per share. Options exercisable at September 30, 2009 do not include 1,329,406 performance based options. The Company recognizes compensation cost for performance based options once the performance milestones are probable of achievement. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period. For the three months ended September 30, 2009 and 2008, the Company recorded a non-cash compensation charge of $434,931 and $533,798, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a non-cash compensation charge of $1,563,307 and $1,512,621, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2009. This amount changes based upon changes in the fair market value of the Company’s common stock. As of September 30, 2009, $1,974,111 of the total unrecognized compensation costs related to stock options is expected to be recognized over a period of approximately two years and six months.

Non-Employee Options

The Company has issued options in exchange for services rendered. The table below summarizes stock option information with respect to all non-employee stock options for the period ending September 30, 2009:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2008	1,591,000	$6.02
Granted	150,000	$1.04
Options outstanding at September 30, 2009	1,741,000	$5.59
Options exercisable at September 30, 2009	141,000	$6.23

Non-employee options outstanding at September 30, 2009 have an exercise price of $1.04 to $6.40 per share. Options exercisable at September 30, 2009 do not include 1,550,000 performance based options. For the three months ended September 30, 2009 and 2008, the Company recorded a non-cash compensation charge of $9,732 and $48,178, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a non-cash compensation charge of $25,951 and $377,999, respectively. As of September 30, 2009, $12,976 of the total unrecognized compensation costs related to non-employee stock options is expected to be recognized over a period of approximately four months.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s board of directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests, by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives. The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years. The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions. All shares and options issued under the Equity Compensation Plan are issued pursuant to the Company’s Omnibus Incentive Plan that has been approved by the Company's shareholders.

In May 2008, the Company granted under the Equity Compensation Plan 31,989 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee. The Company issued the 31,989 restricted shares during the period ending September 30, 2009.

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

In April 2009, the Company issued under the Equity Compensation Plan 585,116 restricted shares to certain employees based on achieving certain 2008 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee.

In July 2009, the Company granted under the Equity Compensation Plan 260,833 restricted shares to an employee vesting in July 2010. The grant was approved by the Compensation Committee.

In September 2009, subsequent to the termination of the salary reduction plan, the Company cancelled 383,698 shares of unvested restricted stock issued in March 2009 to certain employees pursuant to the salary reduction plan. The salary reduction plan reduced certain employee’s salaries by 30% and granted restricted stock and options in lieu of the reduced compensation.

For the three months ended September 30, 2009 and 2008, the Company recorded a non-cash compensation expense of $178,621 and $17,061 respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a non-cash compensation expense of $485,682 and $25,591, respectively. As of September 30, 2009, $1,430,510 of the total unrecognized compensation costs related to restricted stock grants is expected to be recognized over a period of approximately two years and six months.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – COMMON STOCK

In March 2009, the Company completed a private placement (the “Private Placement”) of 3,957,500 shares of common stock, at a price of $0.80 per share to accredited investors. The gross proceeds from the Private Placement were $3.2 million and net proceeds, after deducting placement agent's fees and estimated offering expenses payable by the Company, were approximately $3.1 million.  Each investor in the Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The warrants have a fair value of $2,166,062 on the date of issuance based on the Black-Scholes options pricing method.

In addition, the Company exchanged new warrants at an exercise price of $1.00 per share with investors that participated in the Company’s 2008 Series B Private Placement and invested a specified amount in the Private Placement. Under this exchange, the Company reissued warrants to purchase a total of 97,792 shares.  The warrants are exercisable at any time after the six month anniversary but prior to the fifth anniversary of the issue date, either for cash or by means of a “cashless exercise.” The reissued warrants had an additional fair value of $13,615 based on the Black-Scholes options pricing method and were recorded as a cost of the Private Placement.

The Private Placement also included certain antidilution provisions. If the Company issues additional shares of common stock or convertible securities in a financing transaction within the next fifteen (15) months with a purchase price or conversion price less than $0.80 per share, the Company will issue additional shares of its common stock to investors in the offering, up to a maximum cap of 82,322 additional shares.  This cap ensures that the number of shares issued to all investors in the offering and pursuant to the antidilution provisions in the aggregate will not exceed the maximum number of shares that the Company can issue under Nasdaq rules without shareholder approval, which is slightly less than 20% of the Company’s common stock outstanding prior to the offering. Similarly, if the Company issues additional warrants in a financing transaction within the next fifteen (15) months with an exercise price less than $0.90 per share, the Company will reduce the exercise price of the warrants issued in the offering to the price of the warrants in the subsequent financing transaction (but the number of shares subject to the warrants will not change).  The antidilution adjustments will not apply to certain excluded issuances of equity securities or warrants, such as securities not issued in capital raising transactions (for example, to customers, suppliers, joint venture partners or the Company's technology licensor) or in connection with equity awards that the Company grants to employees, consultants and directors under employee benefit plans approved by the Company's board of directors.

The warrants are considered to be a derivative liability to be marked to market at each reporting period due to their exercise price reset feature. The Company recorded a $1,361,380 warrant liability at issuance and a $736,211 and $(1,210,609) gain (loss) on fair value adjustment for the three and nine months ended September 30, 2009. The Company reclassified $2,571,989 of the common stock warrant liability associated with the antidilution provision to additional paid-in-capital upon the waiver of the antidilution provision by a warrant holder effective September 23, 2009. As of September 30, 2009, waivers for all warrants with the antidilution provision were obtained resulting in the elimination of the derivative liability.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 but did not enter into any registration rights agreements in connection with the Private Placement.

For services rendered in connection with the Private Placement, the Company paid cash commissions of $122,080 and issued warrants to purchase 190,750 shares of common stock. The warrants had a fair value of $100,381 on the date of issuance based on the Black-Scholes option pricing model. The warrants are considered a cost directly associated with the issuance of stock.

In July 2009, the Company completed a registered offering of 3,044,381 shares of common stock and warrants to purchase 608,876 shares of common stock (the “Offering”).  The common stock and the warrants were sold in units at a price of $1.05 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at an exercise price of $1.60 per share. The gross proceeds of the Offering were $3.2 million and net proceeds, after deducting the placement agent’s fees and estimated offering expenses payable by the Company, were approximately $2.7 million. Units were not issued or certificated and will not trade on any exchange or be listed for quotation on any market.  The warrants have a five year term from the date of issuance, will not be exercisable prior to six months after issuance and will include provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events. The Company also does not intend that the warrants will trade on any exchange or be listed for quotation on any market. The warrants have a fair value of $563,298 on the date of issuance based on the Black-Scholes options pricing method.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – PREFERRED STOCK

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

At any time prior to the third anniversary of the initial date of issuance, any holder of Series A Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock calculated by multiplying the number of shares to be converted by such shares’ “stated value” (i.e, $100 per share plus the amount of all dividends accumulated thereon) and dividing the result by the “conversion price” then in effect.  The initial conversion price of each share of Series A Preferred Stock is $4.00, and each share of Series A Preferred Stock is initially convertible into 25 shares of the Company's common stock.  Upon the third anniversary of the date of issuance, each share of Series A Preferred Stock shall automatically, and without any action on the part of the holder, convert into that number of shares of the Company's common stock computed by dividing such share’s “stated value” by the “conversion price” then in effect.  The “conversion price” is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock. The Series A Preferred Stock is not redeemable.

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock. As of September 30, 2009 and December 31, 2008, accrued dividends for the Series A Preferred Stock were $408,944 and $360,906, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, September 30, 2009, the liquidation value of the Series A Preferred Stock was $2,249,692.

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
(Unaudited)

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the stated value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the board of directors and paid by the Company on the common stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the stated value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at stated value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in stated value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. As of September 30, 2009 and December 31, 2008, accrued dividends on the Series B Preferred Stock were $659,444 and $404,463, respectively.

The Series B Preferred Stock was convertible into 1,868,367 shares of common stock, at the election of the holders, at an initial conversion price of $4.25 per share. The fair market value the beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the initial conversion price. This resulted in a $2,963,995 deemed dividend related to the beneficial conversion feature during the year ended December 31, 2008.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of common stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the stated value plus all accrued dividends not previously paid or added to stated value. As of the most recent balance sheet date, September 30, 2009, the liquidation value of the Series B Preferred Stock was $6,011,943.

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

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company was required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement. The Company filed the registration statement on May 30, 2008, within the required time period. Since the registration statement was not declared effective by the SEC within 180 days of the initial required filing date, in 2008 the Company recorded an expense of $43,986 for 1% of the shares issued in the March 31, 2008 Series B Private Placement. The registration statement was declared effective by the SEC on November 24, 2008.

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

In conjunction with the March 2009 Private Placement, as noted in Note 4 above, the antidilution provisions were triggered. The conversion price of the Series B Preferred Stock and the exercise price of the warrants were reset to $3.00 per share. Based on the number of shares of Series B Preferred Stock outstanding on the trigger date, the Company calculated the fair market value based on the incremental increase in convertible shares based on the change in the conversion price before and after the price reset multiplied by the stock price on the initial offering dates in March and May 2008. Based on this valuation, the Company recorded a $4,005,161 deemed dividend related to the beneficial conversion feature during the nine months ended September 30, 2009.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – LEASE TERMINATION

On March 14, 2008, the Company entered into a lease agreement for office space in Lake Mary, Florida. The lease was secured by a Letter of Credit for $175,000. In June 2009, the Company entered into negotiations with the landlord to terminate the agreement. Accordingly, the Company did not make the June 2009 rental payment in accordance with the terms of the agreement. As a result, the landlord drew on the $175,000 Letter of Credit due to the lease payment default as per the terms of the agreement. On August 31, 2009, the Company settled the early termination of the lease agreement with the landlord. In exchange for full settlement of the lease and release of further liabilities, the Company agreed to allow the landlord to retain all of the remaining office furniture along with an additional payment of $85,000. For the three months ended September 30, 2009, the Company has recognized lease termination expenses of $155,423 which consist of an $85,000 additional payment and $70,423 for the disposal of property and equipment. For the nine months ended September 30, 2009, the Company has recognized lease termination expense of $330,423 which consists of the $175,000 Letter of Credit, $85,000 additional payment, and $70,423 for the disposal of property and equipment. These amounts are included in general and administrative expenses.

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

Our business commenced in February 2006. Our activities since inception have included acquiring our exclusive license, conducting research and development to improve our product, conducting test burns at power generation facilities, launching a production facility, entering into biofuel sales agreements in both the power generation and commercial heating markets, entering into site lease and terminaling services agreements, entering into letters of intent regarding sublicenses of our biofuel and raising equity capital. Our costs have consisted mainly of research and development relating to our product, production costs and general and administrative costs. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of September 30, 2009, we had an accumulated deficit of $46.2 million.

The operation and development of our business will require substantial additional capital to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

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

Recent Developments

Significant recent developments in the third quarter and to date regarding our company include the following:

▪
In November 2009, we entered into a definitive sales contract to replace the firm purchase order entered into in July 2009 to supply Fenix Energy USA, LLC with a minimum of 750,000 gallons of our biofuel per month for 12 months from our Baltimore processing plant. We expect to begin deliveries to Fenix in the second quarter of 2010 after completing modifications to our Baltimore plant and obtaining government permits to expand capacity.

▪
In October 2009, we signed a Letter of Intent (“LOI”) with Ace Biofuels under which Ace Biofuels intends to license product formulations, manufacturing technology and know-how from us with the intent of constructing a biofuel manufacturing facility and marketing our biofuel in Puerto Rico, subject to completion of definitive agreements

▪
In September 2009, we signed an LOI with Eden Renewable Energy (“Eden”) under which Eden intends to i) license product formulations, manufacturing technology and know-how from us with the intent of constructing a biofuel manufacturing facility in Atlantic, Canada and ii) earn sales commission on direct sales of our products, subject to completion of definitive agreements.

▪
In July 2009, we entered into a sales contract with Chaney Enterprises L.P. which will initially provide renewable biofuel for their Infern-O-Therm hot water boilers that will replace the standard #2 fuel oil that they currently use. This is our initial contract in the concrete and aggregate market segment.

▪
In July 2009, we announced that Cleaver-Brooks, a manufacturer of industrial and commercial boilers, had successfully conducted a series of test burns of our biofuel in an NTI Ultra Low NOx burner. The tests verified our biofuel as a compatible fuel source for Cleaver-Brooks boilers.

▪	In July 2009, David H. Goebel, Jr., our Vice President, Global Sourcing and Supply Chain, was promoted to the position of Chief Operating Officer.

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

Cost of Revenues

Cost of revenues consists primarily of the costs of the raw material feedstocks that go into the formulation of our biofuel product, direct labor to run the production plant, utilities and facility costs. We also include in cost of revenues, the amortization of our license agreement, amortization of patents and depreciation associated with our production facility.

Research and Development Expenses

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Baltimore, Maryland. We have conducted additional development of the product, as well as testing in laboratory conditions of the performance of biofuel made with our technology.

Our research and development expenses consist of costs incurred in identifying, developing and testing our product. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel. We have twelve employees, all of whom are full time.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred related to the license agreement payable.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards.

Results of Operations

Comparison of the three months ended September 30, 2009 and the three months ended September 30, 2008

Net Loss

We incurred a net loss of $2.3 million for the three months ended September 30, 2009, as compared to $2.4 million for the three months ended September 30, 2008.

The decrease in net loss of $0.1 million resulted primarily from:

•	a $0.7 million non-cash gain on fair market value adjustment.

•	a $0.4 decrease in research and development expenses.

•	a $0.03 million increase in net revenues.

partially offset by:

•	a $0.6 million in cost of revenues, which did not exist in the prior period.

•	a $0.43 million increase in general and administrative expenses.

Revenue

Net revenues for the three months ended September 30, 2009 were $34,412, versus no net revenues for the three months ended September 30, 2008. The increase in net revenues was due to the initiation of biofuel production and sales from our production plant in Baltimore, Maryland.

Cost of Revenues

Cost of revenues was $0.6 million for the three months ended September 30, 2009, versus no cost of net revenues for the three months ended September 30, 2008. Cost of revenues is comprised of raw material feedstocks used in production of $0.2 million, direct facility costs of $0.2 million and amortization of license agreement of $0.2 million. For more information on our cost of revenues, please refer to the gross loss section in the following paragraph.

Gross Loss

Gross loss was $0.6 million for the three months ended September 30, 2009, versus no gross loss for the three months ended September 30, 2008. Gross loss is comprised of net revenues less cost of revenues. The gross loss of $0.6 million was driven by a number of factors including: in the commercial and industrial market we offered our product at a substantial discount to the price of petroleum diesel fuel in order to attract “early adopter” customers and gain product validation and performance data through their use of our product. These discounts were partially offset by eliminating the need to perform test burns to sign up commercial and industrial customers, thereby lowering our research and development expenses. The Company also gained the ability to utilize these early customers as a marketing tool, by bringing potential customers to existing sites for real-time demonstrations of our biofuel performance in their boiler applications. We have continued to have success in signing up customers since discontinuing the “early adopter” discount, but may from time to time offer volume-related or other promotional pricing discounts as warranted.

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

Research and Development Expenses

Research and development expenses were approximately $73,000 for the three months ended September 30, 2009, compared to approximately $498,000 for the three months ended September 30, 2008. The decrease in research and development expenses in 2009 is primarily the result of the beginning of production of our fuel and conducting less test burns which were used to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2009, compared to $1.7 million for the three months ended September 30, 2008. The increase of $0.6 million in 2009 over the prior period was primarily attributable to an increase in expenses associated with stock options and warrants, payroll expense, and lease termination expenses partially offset by decreases in legal fees.

Interest Expense

Interest expense was approximately $119,000 for the three months ended September 30, 2009, compared to approximately $136,000 for the three months ended September 30, 2008. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Gain on change in fair value of warrant liability

Gain on change in fair value of warrant liability was approximately $0.7 million for the three months ended September 30, 2009, compared to zero for the three months ended September 30, 2008. Gain was result of marking to market the common stock warrant liability for the period.

Comparison of the nine months ended September 30, 2009 and the nine months ended September 30, 2008

Net Loss

We incurred a net loss of $9.7 million for the nine months ended September 30, 2009, as compared to $7.4 million for the nine months ended September 30, 2008.

The increase in net loss of $2.3 million resulted primarily from:

•	a $1.1 million increase in non-cash loss on fair market value adjustment.

•	$1.4 million in cost of revenues, which did not exist in the prior period.

•	a $1.0 million increase in general and administrative expenses.

partially offset by:

•	a $0.4 million decrease in legal settlement expenses.

•	a $0.5 million decrease in research and development expenses.

•	a $0.1 million decrease in interest expense.

•	a $0.2 million gain on extinguishment of debt.

Revenue

Net revenues for the nine months ended September 30, 2009 were $77,048, versus no net revenues for the nine months ended September 30, 2008. The increase in net revenues was due to the initiation of biofuel production and sales from our production plant in Baltimore, Maryland.

Cost of Revenues

Cost of revenues was $1.4 million for the nine months ended September 30, 2009, versus no cost of revenues for the nine months ended September 30, 2008. Cost of revenues is comprised of raw material feedstocks used in production of $0.4 million, direct facility costs of $0.5 million and amortization of license agreement of $0.5 million. For more information on our cost of revenues please refer to the gross loss section in the following paragraph.

Gross Loss

Gross loss was $1.3 million for the nine months ended September 30, 2009, versus no gross loss for the nine months ended September 30, 2008. Gross loss is comprised of net revenues less cost of revenues. The gross loss of $1.3 million was driven by a number of factors including: in the commercial and industrial market we offered our product at a substantial discount to the price of petroleum diesel fuel in order to attract “early adopter” customers and gain product validation and performance data through their use of our product. These discounts were partially offset by eliminating the need to perform test burns to sign up commercial and industrial customers, thereby lowering our research and development expenses. We also gained the ability to utilize these early customers as a marketing tool, by bringing potential customers to existing sites for real-time demonstrations of our biofuel performance in their boiler applications. We have since signed several customers as a result and no longer offer “early adopter” discounts. We have continued to have success in signing up customers since discontinuing the “early adopter” discount, but may from time to time offer volume-related or other promotional pricing discounts as warranted.

The gross loss was also driven by a disproportionally higher cost of production relative to units sold. We were just beginning to ramp-up production in our Baltimore facility and were running in small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items were approximately $1.0 million of the $1.3 million gross loss. As we ramp up our production, the amortization and direct facility costs will have a disproportionate impact on our gross profit in relation to units sold. As we begin fulfilling our recently awarded contracts and our production volume increases, we believe that our per unit cost of production will decrease as we process much larger production runs, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $363,000 for the nine months ended September 30, 2009, compared to approximately $841,000 for the nine months ended September 30, 2008. The decrease in research and development expenses in 2009 is primarily the result of the beginning of production of our fuel and conducting less test burns which were used to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the nine months ended September 30, 2009, compared to $5.8 million for the nine months ended September 30, 2008. The increase of $1.0 million in 2009 over the prior period was primarily attributable to an increase in personnel expense and lease termination expenses partially offset by decreases in legal fees.

Interest Expense

Interest expense was approximately $339,000 for the nine months ended September 30, 2009, compared to approximately $423,000 for the nine months ended September 30, 2008. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

Loss on change in fair value of warrant liability

Loss on change in fair value of warrant liability was approximately $1.1 million for the nine months ended September 30, 2009, and approximately $30,000 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity

At September 30, 2009, we had $1.3 million in cash, compared to $0.5 million at June 30, 2009.

We expect that our available cash and interest income will be sufficient to finance currently planned activities through December 2009, but we will need to continue to control costs and raise additional financing to continue our operations beyond the fourth quarter of 2009. We estimate that we will require an additional $4.5 million to fund our operation for the next twelve months. These estimates are based on certain assumptions, including continuing tight management of available cash, cost controls and the timing of our increase in production runs. These assumptions could be negatively impacted by the matters discussed under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and in subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We incur monthly lease and other payment obligations under our site lease and terminaling service agreements and upfront production costs associated with manufacturing our biofuels under recent customer contracts. We also have incurred costs associated with developing of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years, with the next $1 million due in two equal installments in February and March 2010. We also will continue incurring costs to test our technology, enhance research and development, pay our employees and sustain operations.

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

Cash Flows

Net cash used in operating activities was approximately $5.3 million for the nine months ended September 30, 2009, primarily reflecting our net loss of $9.7 million, partially offset by $2.1 million in non-cash stock-based compensation expense, approximately $0.3 million in non-cash for issuance of stock, options and warrants for services rendered, $0.5 million in non-cash amortization of our license, $0.3 million in non-cash amortization expense associated with our license agreement payable, $0.2 million in non-cash gain on extinguishment of debt and $1.1 million in non-cash loss on fair market value adjustment of the common stock warranty liability.

Net cash used in investing activities was approximately $0.7 million for the nine months ended September 30, 2009, and consisted of payments for the acquisition of property and equipment of $0.6 million.

Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2009, and consisted of net proceeds from the issuance of common stock.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

•	the level of cash flows from product sales or sublicensing;
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

•	the scope and results of our research and development efforts;
•	developing and executing a sales and marketing plan for the commercial and industrial heating fuel and marine market segments and a technology plan that complements the marketing plan;
•	entering into feedstock supply and transportation logistics agreements to supply our production facilities;
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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expense. Management evaluates the accounting policies and estimates it uses to prepare the financial statements. We base our estimates on assumptions believedto be reasonable under current facts and circumstances. The Company’s most significant estimates are the value of its exclusive, perpetual life, Master License Agreement and its useful life.

The Company recorded its Master License Agreement at cost in accordance with (ASC 350) SFAS 142 “Goodwill and Other Intangible Assets.” The value of the Master License Agreement is tested for impairment in accordance with (ASC 350) SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires a review of the value of long-lived assets on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

The Company prepared a (ASC 350) SFAS 144 analysis of the Master License Agreement at December 31, 2008 by utilizing the probability weighted sum of the undiscounted cash flows method. The key variables used include various industry biodiesel projections and management projections and applied weighted average assumptions.

Based on a review of the Company’s sublicensing agreement with Global Energy and other third-party licensing agreements for various alternative fuel technologies, the revenue base selected was projected gallons of biofuel production. Because of the uncertainty associated with the Company’s future production, we considered fourscenarios for a sensitivity analysis. Scenarios 1 and 2 assume the Company’s production will equal 0.5% and 1%, respectively, of total projected U.S. biodiesel production in each of the projected periods. Scenario 3 is based on the Company’s then current estimate of its anticipated production. Scenario 4 assumes a minimal amount of production is achieved due to capital constraints. We applied probabilities of 32.67% to scenarios 1 through 3 and a probability of 2% to scenario 4.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the risk factors below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009, and in subsequent filings with the SEC. If any of these risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Our existing financial resources will only provide financing until the end of 2009 and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business until the end of 2009, and we will need to control costs and raise additional capital to continue our business beyond 2009. Accordingly, we will need to complete a financing in the fourth quarter. For the nine months ended September 30, 2009, we have incurred a net loss of $9.7 million and negative cash flows from operating activities of $5.3 million. As of September 30, 2009, we had approximately $1.3 million of available cash and approximately $1.4 million of accounts payable and accrued expenses. In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next five years, with the next $1 million due in two equal installments in February and March 2010. If we are unable to raise additional capital, we will not be able to continue our business. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders. Our ability to continue as a going concern is discussed in “Note 1 – Organization and Summary of Significant Accounting Policies” to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and in the opinion of our independent accountants with respect to our audited financial statements for the year ended December 31, 2008.

If we do not meet Nasdaq requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

Under Nasdaq listing rules, our common stock could be delisted from Nasdaq if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity, minimum $1.00 bid price and market capitalization), the distribution of our publicly held securities and compliance with Nasdaq listing agreements and SEC rules and regulations. For example, Nasdaq requires a minimum stockholders’ equity of $2.5 million or, alternatively, a market value of listed securities of at least $35 million. We received a communication from Nasdaq when we reported in August 2009 that our stockholders’ equity equaled $648,756 at June 30, 2009. At September 30, 2009, our stockholders’ equity barely exceeded the minimum requirement of $2.5 million, though we have not yet received confirmation from Nasdaq that we are back in compliance. As another example, Nasdaq reinstated the minimum $1.00 bid requirement on August 3, 2009. Listed companies whose securities fall below this requirement for 30 consecutive business days can be subject to delisting.

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

ITEM 5. OTHER INFORMATION

Corporate Governance Update

In October 2009, a vacancy occurred on our board of directors due to the death of Phillip E. Pearce, a director of the Company since November 2006. He was also chairman of the Compensation Committee and a member of the Audit and Nominating Committees.  We appreciate Mr. Pearce's service on the board and his contributions to the Company. The board has appointed J. Robert Sheppard, Jr. to succeed Mr. Pearce as chairman of the Compensation Committee.

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

Date: November 16, 2009	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
President, Chief Executive Officer & Chief Financial Officer (principal executive officer, principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 31, 2008).
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