Form 10-K
period 2009-12-31
New Generation Biofuels Holdings, Inc
filed 2010-03-26
CIK 1268236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No.  1-34022

NEW GENERATION BIOFUELS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State of Incorporation)	(I.R.S. Employer Identification No.)

5850 Waterloo Road, Suite 140
Columbia, Maryland 21045
(Address of Principal Executive Offices, Including Zip Code)

(410) 480-8084
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer     ☐  Accelerated filer

☐  Non-accelerated filer     ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by nonaffiliates of the Registrant as of June 30, 2009 was $24,755,104.

As of March 5, 2010, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 34,702,436.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference herein as portions of Part III of this Annual Report on Form 10-K. A definitive copy of the Proxy Statement will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K.

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” beginning on page 13 and elsewhere in this report. Important factors that may cause actual results to differ from projections include without limitation:

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

•	market acceptance of our biofuel;

•	our inability to compete effectively in the renewable fuels market;

•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;

•	our ability to protect our technology through intellectual property rights;

•	unexpected costs and operating deficits; and

•	adverse results of any material legal proceedings.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and management objectives are  forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements are based on information available at the time the statement was made. We undertake no obligation to update any forward-looking statements or other information contained in this report as a result of future events, new developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “company,” “we,” “us” and “our” refer to New Generation Biofuels Holdings, Inc.

ITEM 1. BUSINESS

Our Business

We are a renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation, that began generating revenues in 2008.

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

During the year ended December 31, 2009, we commenced our principal business operations and have exited the development stage. Prior to that from our inception, we were a development stage entity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.”

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of December 31, 2009, we had an accumulated deficit of $50.4 million.  The operation and development of our business will require substantial additional capital by the second quarter of 2010  to fund our operations, payments due under the exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

Our near-term business strategy involves the following:

•
Direct Sales.  We are seeking to develop a revenue stream from direct sales of our biofuel produced at our Baltimore production facility. Based on existing contracts with our customers, we are seeking to expand our facility over the next several months.  Our longer term strategy would include construction of additional plants.

•
Technology Licensing.  As a second potential revenue stream, our business plan contemplates collecting royalties through sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our facilities. We are in the process of exploring various technology licensing relationships.

•
Government Tax Credits.  We are also pursuing our eligibility and qualification for tax credits and other government incentives to strengthen the competitive position of our biofuel and to otherwise attempt to take advantage of the U.S. government’s encouragement of “green” technologies.

•	Strategic Partners. We are seeking arrangements with strategic partners who would both provide funding and support our efforts to develop our production capacity and attract customers.

•	Research and Development. To the extent permitted by our limited resources, we are continuing to develop our technology and extend it to fuels with additional applications.

Recent Developments during the Fourth Quarter of 2009 and Early 2010

Significant recent developments include the following:

•	Completed 41 production runs at our Baltimore production facility through December 2009.

•	Produced 209,000 gallons of our biofuel in 2009.

•	Blended our biofuel with #6 Diesel fuel to diversify our product applications and expand our potential markets.

•	On March 2010, we received the permit to construct approval from the State of Maryland to expand our Baltimore facility to 25 million gallons.

•
On March 12, 2010, we executed a non-binding Memorandum of Understanding, or MOU, with Regent Trend Investment Ltd (soon to be re-named Milestone Biofuels Limited, or Milestone), a potential strategic partner from China, under which Milestone would invest $20 million in our equity securities and we would collaborate with Milestone to form a joint venture to develop and operate biofuel production plants in the continental United States with a total aggregate plant capacity of 250 million gallons per year. Milestone would fund all of the capital requirements for the joint venture and we would provide the technology and operate the plants.  We would earn a minimum royalty on all sales from the joint venture and would share in a percentage of profits above the minimum royalty. The MOU remains subject to a due diligence period of up to 75 days and negotiation, execution and delivery of definitive agreements acceptable to both parties and approved by their respective boards of directors. The investment also may be subject to shareholder approval under the NASDAQ listing rules. There is no assurance that definitive agreements will be signed or that the transaction will close.

•
In February 2010, we entered into an agreement with Ferdinando Petrucci, the inventor of our proprietary technology, to issue 1,100,000 shares of common stock and $120,000 in cash in lieu of the $1 million license payment payable in two equal installments in February and March 2010 to help conserve cash and strengthen our liquidity.

•	In February 2010, we closed a private placement of 1,890,858 shares of common stock and warrants to purchase 1,890,858 shares of common stock for total gross proceeds of approximately $1.3 million.

•
In January 2010, Baltimore City Schools named us in their annual heating fuel request for proposal. This request for proposal by the Baltimore City Schools is in conjunction with a proposed 1 year contract with the City of Baltimore. We previously completed a successful test program with the City of Baltimore and reached an agreement to proceed with a longer contract to include the Baltimore City Schools.

•
In December 2009, we closed a registered direct offering of 1,926,250 shares of common stock and warrants to purchase 577,875 shares of common stock for total gross proceeds of approximately $1.5 million.

•
In November 2009, we entered into a sales contract, following the purchase order entered into in July 2009, to supply Fenix Energy with 750,000 gallons of our biofuel per month for 12 months under specified conditions. In March 2010, as provided in the sales contract, we requested a letter of credit equivalent to one month’s sales. We have not yet received the letter of credit which Fenix would need to post to satisfy one of the conditions to shipment. We also would have to complete modifications to our Baltimore production facility to be able to make shipments under this arrangement.

•
In November 2009, we received a letter from NASDAQ that confirms that we are back in compliance with their shareholders’ equity requirements for continued listing. However, in December 2009, we received a letter from NASDAQ that states that we are not in compliance with the NASDAQ minimum bid price requirement for continued listing and have until June 2010 to regain compliance.

•
In October 2009, we signed a letter of intent with Ace Biofuels under which Ace Biofuels intends to license product formulations, manufacturing technology and know-how from us with the intent of constructing a biofuel manufacturing facility and marketing our biofuel in Puerto Rico, subject to completion of definitive agreements.

Our Growth Strategy

•
Continue pursuing sales to large customers through validation of biofuel performance. We are continuing to work with potential customers regarding sales of our biofuel.  The sales cycle is lengthy, but we continue to emphasize the fuel characteristics and emissions data regarding our biofuel.    To meet the potential demands of customers and prospective customers, we will need to develop additional production capacity.

•
Pursue technology sublicensing opportunities.  We plan to pursue a second revenue steam by collecting royalties through sublicensing our proprietary technology.  In March 2009, we entered into an addendum to our license agreement to provide for a cross-license with PTJ Bioenergy Holdings (“PTJ”) for all improvements by us to our proprietary technology.  The royalty payable by PTJ to us for the cross-licensed technology will equal 5% of PTJ’s revenues outside of our territory, which under the license agreement includes North America, Central America and the Caribbean.  Additionally, we have entered into non-binding letters of intent (“LOIs”) with businesses in Puerto Rico and Canada, which contemplate a payment of a fee per gallon of fuel produced and sold.

•
Power plants that are constrained by emissions restrictions and eligible for renewable energy credits.  We are marketing our biofuel as a low capital expenditure solution that would enable customers to meet requirements to use renewable energy sources and increase the productivity and extend the useful life of coal and oil power plants.

•
Commercial and industrial process and space heating customers.  These customers primarily consist of state-owned facilities and privately-owned corporate manufacturing facilities. Many states have already passed mandates to utilize renewable energy which will continue to increase annually. Privately owned corporate manufacturers are also beginning to concentrate on their responsibilities as a global corporate citizen and are proactively seeking to lower their greenhouse gas emissions. We are marketing our biofuel as a fuel alternative to both of these consumers, including through existing distributors.

•
Expand product lines to develop new applications.  Since many of the advantages of our biofuel come from their versatility and ability to be customized for different applications, we intend to continue our research and development efforts to develop additional applications for commercial use. We also plan to customize our products to customer specifications and continue to expand our product line to serve new market segments, such as blending our biofuel with #6 Oil and co-firing in Coal burning generators.

•
Pursue favorable tax and regulatory policies  for our biofuels. On the federal level, we have partnered with other renewable fuel providers to support the renewal of the 50 cent per gallon “alternative fuel” tax credit” that expired on December 31, 2009.  An extension of this credit is included in legislation that has passed the U.S. Senate, and is awaiting consideration by the U.S. House of Representatives.  We have also been working with federal policymakers in an effort to qualify our fuel for the $1 per gallon tax credit for “renewable diesel.” In addition, on both the federal and state level, we are working to qualify our biofuels as a fuel that receives credit for renewable energy portfolio standards that require the use of renewable energy sources and/or to qualify for Federal and state biofuel mandates and incentives.

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

“Second generation” or “advanced” biofuels use newer technologies to produce fuel from food crops, non-food plants and waste vegetable oil sources. We call our biofuel “New Generation Biofuel” because it can be produced using our less complex, proprietary blending technology to derive fuels from both food crops like soybeans and non-food sources such as recycled vegetable oil.

Market Size and Growth

The Energy Information Administration (“EIA”) has projected that the use of alternative fuels, such as ethanol, biodiesel and coal-to-liquid, will increase substantially as a result of the higher prices projected for traditional fuels and the support for alternative fuels provided in recently enacted federal and state legislation. According to a recent report, direct economic output from the advanced biofuels industry, including capital investment, research and development, technology royalties, processing operations, feedstock production and biofuels distribution, is estimated to rise to $5.5 billion in 2012, $17.4 billion in 2016 and $37 billion by 2022.

Government initiatives are expected to contribute to this growth.  For example, the Energy Independence and Security Act of 2007 increased the minimum production of renewable fuels target to 36 billion gallons in 2022.  Currently, the US produces only 12 billion gallons of biofuels. According to a 2008 study performed in connection with the legislation, the economic impact of increasing renewable fuels production to 36 billion gallons between 2008 and 2022 would include:

•	adding more than $1.7 trillion to the U.S. gross domestic product;

•	generating an additional $436 billion of household income;

•	supporting the creation of as many as 1.1 million new jobs; and

•	generating $209 billion in new federal tax receipts.

The American Clean Energy and Security Act of 2009 (“ACESA”) passed the U.S. House of Representatives in June 2009. The bill, among other things, (i) establishes a federal renewable energy standard; (ii) permits energy efficiency measures to satisfy part of the renewable energy standard; and (iii) establishes a cap-and-trade program to reduce greenhouse gas emissions from various sectors of the economy, including electric and natural gas utilities. Similar legislation is currently stalled in the U.S. Senate but if a bipartisan compromise could be reached, it could result in the passage of enforceable federal standards, such as a cap-and-trade program, governing greenhouse gas emissions.  If ACESA, or similar legislation, were enacted into law, we believe that affected companies could utilize our biofuel to meet more cost effectively the new requirements and in less time.  We cannot predict whether this or similar legislation will be enacted or exactly how such legislation may impact our business.

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

Environmental and sustainability concerns.   Concerns have risen over the growth in greenhouse gas emissions and potential negative impact on the global environment and climate change.  Unlike fossil fuels, renewable biofuels are considered to have a lower carbon footprint because the carbon dioxide released by burning the fuel is balanced by the carbon dioxide absorbed by new plant growth.

 Government incentives and mandates for renewable fuels. In the pursuit of climate change initiatives and energy independence, federal and state governments are increasingly emphasizing the use of renewable fuels.  The revised renewable fuel standard calls for an increase in mandatory biofuel used as Environmental Protection Agency approved biofuels.  As of January 2010, 29 states plus the District of Columbia have enacted renewable portfolio standards (RPS) that require electric power producers to use renewable sources to generate electricity.  We believe that these government policies will generate market opportunities for our biofuel.

Food versus fuel debate.   We believe that the “food v. fuel debate” which has resulted in growing concerns over diversion of food supplies to fuel production is pressuring first generation biofuel producers to explore alternative, non-edible feedstocks to produce their fuels . The United Nations noted in a 2007 report on sustainable bioenergy that “as second generation technologies. .. . become commercially available, this will lessen the possible negative effects on land and resource competition on food availability.”   We believe that there will be a transition period for second and future generations of biofuels before non-edible feedstocks are widely available in sufficient commercial quantities.  There may also be a transition period before these technologies become more commercially viable.  We also believe that the ability to use various different kinds of feedstocks (both edible and non-edible) and waste products will provide an advantage to certain biofuels during this transition period and beyond.

 Our Market Opportunity

We believe a significant market opportunity exists for our biofuel in three target market segments that consume approximately 15 billion gallons of fuel per year:

•
Power Generation.   The power generation sector consumed approximately 2.2 billion gallons per year of distillate and residual fuel oils, according to the estimates available from the Energy  Information Administration.  This sector includes “peaking” power plants eligible for government renewable energy credits and constrained by emissions limitations.

•
Commercial and Industrial. This sector consumes approximately 6.4 billion gallons of distillate and residual fuel oil per year that could switch to our biofuels, according to the estimates available from the Energy Information Administration. This segment includes large institutional customers like state government buildings, hospitals and sewage treatment facilities that are taking a leadership role in reducing greenhouse gases.

•
Marine.   According to the estimates available from the Energy Information Administration, diesel fuel consumption in the marine market is approximately 6.3 billion gallons per year and includes commercial and private boats, such as pleasure craft, fishing boats, tugboats, and ocean-going vessels, including vessels operated by oil companies. This sector is exploring renewable fuels due to tighter emissions standards and restrictions on cruise liners idling in port.

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

2)
Ultra HF. Our “Ultra HF” biofuel formula is made using plant oil and a premium selection of additives. Ultra HF, while being more expensive than Classic, offers most of the same favorable characteristics while having the advantage of a higher flash point.

We believe that our ability to offer a selection of biofuels with different performance characteristics gives us greater ability to meet customer demand than is the case with many other biofuel manufacturers. This customization enables us to offer potential customers biofuels responsive to their specific requirements.

Key Advantages of our Biofuels

Customer usage and test burn results have shown that our biofuel is ready to use in industrial applications without mixing or blending with other fuels, equipment modification or substantial loss of performance. We believe that our biofuels can serve as a complete fuel replacement wherever distillate or residual fuel oils are used today. This feature gives us the flexibility to deliver biofuels directly to the end user customers or to license the technology to customers for manufacturing our biofuels for themselves, without relying on distributors or other intermediaries. However, we also have the flexibility to blend our biofuels with other fuels, such as diesel, depending on the needs of the customer.

Another key characteristic of our biofuels is its lower pour point. The pour point of a fluid is the temperature at which dissolved solids are no longer completely soluble and the fluid begins to solidify. The pour point of a fluid is the lowest temperature at which it will pour or flow under prescribed conditions. It is a rough indication of the lowest temperature at which the fluid is readily pumpable. The pour point for some of our biofuels (B100 soybean based, for example) is less than 0 degrees Fahrenheit while that of conventional biodiesel is 32 degrees Fahrenheit.

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

Traditional Biodiesel Production Process

Source: National Biodiesel Board

New Generation Biofuel Production Process

Our simpler production process enables biofuels to be produced in smaller manufacturing plants than is typical for biodiesel. The smaller facility and less equipment translate into lower capital expenditures per million gallons for the production facility, a potentially significant cost advantage.  This cost advantage in turn should give us more flexibility to locate production facilities closer to major customers.  Our production process also requires less energy input than more complex chemical reactions, making our production process more energy efficient.  Our biofuel production process produces no significant by-products, wastes, emissions or discharges, unlike many biodiesel fuels, which again reduces the cost of production and increases efficiency. Compared to conventional biodiesel production methods, we believe that this proprietary blending technology is cleaner and less expensive because it is substantially less complex, less capital and energy intensive and produces fewer disposable by-products.

 Research and Development

We have established a research and development group, headed by our Chief Technology Officer, Dr. Andrea Festuccia, which is based in Rome, Italy.  Utilizing input from test burns and existing customers, Dr. Festuccia has worked to optimize our product and improve its performance to meet certain customer specifications.  The improvements and modifications in the last year have included successfully blending our biofuel with #2 and #6 Diesel fuel, increasing the energy content, increasing the flash point and expanding the number of feedstocks we can use to produce our biofuel. We spent $475,013 on research and development in 2009 and $1,086,723 in 2008. The decrease in research and development expenses in 2009 is primarily the result of the beginning of commercial production of our fuel and conducting fewer test burns which were used extensively during our development stage to evaluate additional customized fuel formulations using our proprietary blending technology.

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

 We have commenced the process of procuring raw materials for production of our biofuel but have not made any significant commitments or procurements at this point. We have determined that while we can produce our biofuels from such different feedstocks as soybeans, canola, palm, sunflower, cottonseed, mustard seed, jatropha, recycled vegetable oil and animal fats, our principal raw materials in the near term will be plant oils and animal fats. We expect to source our raw materials through a variety of sources, including:

•	Domestic and global plant oils producers;

•	Animal fats producers and processors;

•	Commodity brokers;

•	Recycled oil collectors; and

•	Spot market suppliers.

Production Facilities

In February 2009, we completed construction of a 5 million gallon per year capacity production facility in Baltimore, Maryland and in April 2009, we began shipping our first commercial product that was made in this facility. The facility can be expanded in the future to produce up to 50 million gallons of second-generation biofuel a year.  To complement this production facility, we have leased approximately 6 million gallons of storage tank capacity and related terminal facilities.  Atlantic Terminalling is providing on-site logistics services, including the receipt of feedstocks, shipping of finished product and truck loading and unloading facilities.  We are in the process of negotiating to settle various issues under our lease and terminaling services agreement by reducing rent payments, relinquishing unneeded equipment and modifying other commercial terms in return for making certain payments.

We are continuing to explore additional ways of acquiring manufacturing facilities without having to fund the entire cost ourselves, including other joint ventures with third parties such as utilities, independent power producers, sublicensees or other strategic partners or through project-based financing. To acquire manufacturing plants we would need to identify suitable facilities that can be cost-effectively modified for our needs, negotiate acceptable purchase or lease agreements and finance any such acquisitions and capital improvements.  Unless we acquire existing plants, we may need to obtain government permits and other regulatory approvals (including environmental, zoning and construction permits), which could cause delays and/or add significant cost.

Sublicensing

Business Strategy.  Our exclusive license allows us to sublicense our proprietary technology in North America, Central America and the Caribbean, and our business plan contemplates, as a second potential revenue stream, the collection of royalties through sublicensing our proprietary technology. We expect to pursue sublicenses where it is more efficient for manufacturers to produce our biofuel at their own plants, rather than requiring production at our proposed facilities. In 2009, we took steps to execute this strategy by signing non-binding letters of intent (“LOIs”) with businesses in Puerto Rico and Canada that are evaluating sublicensing our technology to construct biofuel manufacturing facilities and marketing and selling our biofuel under the “New Generation” brand name.  These LOIs contemplated payment to us of a fee per gallon of fuel produced and sold.  We are continuing to explore sublicensing opportunities both domestically and internationally.

Global Energy Sublicense. In April 2006 we entered into a sublicense agreement with Global Energy Holdings, Inc. (formerly Xethanol Corporation), formerly our largest shareholder and a renewable fuels company engaged in the production and sale of ethanol and its by-products.  Neither side purchased or sold any product and Global Energy did not utilize the license to make biofuel, and accordingly we have not received any royalties from Global Energy.  In November 2009, Global Energy filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court for the District of Delaware to protect its assets and restructure its business.   About six months prior to its bankruptcy filing, in March 2009, Global Energy sold its remaining 5,301,300 shares of our common stock to 2020 Energy, currently our largest shareholder.   In connection with that sale of our shares, Global Energy agreed to assign its rights under the sublicense agreement to 2020 Energy.  We do not believe that assignment has yet been completed.

Competition

The markets for our biofuels are highly competitive.  We compete with petroleum-based fuels, with other biofuels like biodiesel or ethanol, and with other forms of alternative energy like wind and solar.

Currently, the cost of producing most alternative fuels forces many manufacturers to operate at a significant competitive disadvantage compared to petroleum-based fuels. Producers of alternative fuels generally depend upon government support, including tax credits and various incentives, upon the willingness of customers to pay a premium for renewable non-petroleum fuels and upon government mandates to use specified minimum amounts of renewable fuels, which amounts increase each year.  Our ability to compete with petroleum-based fuels depends significantly on our ability to qualify for the various tax credits and other government incentives.

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

50 cent per gallon “alternative fuel” tax credit. The 50 cent per gallon credit applicable to our fuel, when mixed with diesel, kerosene or other taxable fuel and sold at the retail level, expired on December 31, 2009, along with biodiesel and other alternative fuel tax credits. Congress is expected to pass in the coming months a tax extenders bill which will extend (effective retroactive to January 1, 2010) through the end of 2010 or beyond many expired tax provisions, but we cannot assure you if or when the tax credit applicable to our fuel will be extended.

$1 per gallon tax credit for biodiesel and “renewable diesel.” We are not currently eligible for the $1 per gallon federal tax credit currently afforded biodiesel and “renewable diesel.” We have been engaged in an effort to convince Congress to amend the tax code definitions to make our biofuel eligible for the same tax credit provided to biodiesel.  In late 2008, the biodiesel tax credit definitions were amended such that we may qualify for the $1 per gallon tax credit with appropriate guidance from the U.S. Department of the Treasury.  Until such guidance is issued, however, we will not be eligible for the $1 per gallon credit available to biodiesel.  In addition, the biodiesel tax credit (and renewable diesel) expired on December 31, 2009.

Intellectual Property

We acquired the rights to our proprietary technology through an exclusive license agreement with the inventor of the technology, Ferdinando Petrucci, in March 2006. Under the license agreement, we have been granted a perpetual, exclusive license to make, use and exploit certain chemical additives for use in making biofuel and related know-how. Our exclusive license extends to North America, Central America and the Caribbean, and we have a right of first offer for any other territories worldwide (other than Italy and Paraguay, which are reserved to the inventor). As of March 15, 2010, our license agreement has remaining payments of $1.0 million per year during each of the next four years, with the next payment of $1.0 million due in February 2011.

In April 2006, we filed a U.S. provisional patent application on behalf of the inventor and directed to the technology covered by our license. In April 2007, we filed a patent application under the Patent Cooperation Treaty which claimed the benefit of the U.S. provisional application and in September 2008 we filed national applications in the United States and certain foreign countries.   Until patent protection is granted, we must rely on trade secret protection, which requires reasonable steps to preserve secrecy. Therefore, we require that our personnel, contractors and sublicensees not disclose the trade secrets and confidential information pertaining to the technology. In addition, trade secret protection does not provide any barrier to a third party “reverse engineering” fuel made with the technology, to the extent that the technology is readily ascertainable by proper means. Neither the patent, if it issues, nor trade secret protection will preclude third parties from asserting that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights.

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

Clean Air Act. We intend to market our biofuel as a new class of biofuel for power generation, commercial and industrial heating and marine use.  In order to be legally marketable as a fuel for on-road motor applications, our biofuel must be registered with the Environmental Protection Agency (EPA) and comply with the EPA’s rigorous emissions, durability, and health effects regulations promulgated to implement Section 211 of the Clean Air Act. Under these regulations, a company registering a fuel must conduct extensive testing on a variety of in-use motor vehicle engines.

Section 211 of the Clean Air Act generally does not apply to using our biofuel in a stationary source, such as utility power generation applications or institutional/commercial heating fuel, or in certain marine applications. There may, however, be federal or state requirements applicable to emissions from individual furnaces, boilers, and similar equipment. As a practical matter, market acceptance of our biofuel may be limited until we can demonstrate that (i) our biofuel is comparable to conventional fuels from an energy content and emissions perspective as well as handling and storage perspectives, and (ii) that our biofuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have only demonstrated the foregoing in commercially available systems on a very limited basis.  In addition, certain initial testing indicated that our biofuel may require further development so that its viscosity is more stable under certain temperature conditions.

We also are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

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

Employees

We have twelve employees, all of whom are full time employees. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers

Name	Age	Position

Lee S. Rosen	56	Chairman of the Board

Cary J. Claiborne	49	President, Chief Executive Officer, Chief Financial Officer and Director

David H. Goebel	50	Chief Operating Officer

Andrea Festuccia	38	Chief Technology Officer

Phillip J. Wallis	46	Chief Marketing Officer

Connie Lausten, P.E.	42	Vice President, Regulatory and Legislative Affairs

Philip R. Cherry, Jr.	47	Vice President, Engineering and Operations

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

David H. Goebel, Jr., Chief Operating Officer

Mr. Goebel has served as our Chief Operating Officer since July 2009.  Mr. Goebel previously served as our Vice President of Global Sourcing and Supply Chain since September 2007 and previously worked at MeadWestvaco, a packaging solutions and products company, as the acting Vice President of Supply Chain/Director of Customer Service. He was responsible for redesigning the corporate order-to-cash processes, strategizing organizational and process changes in capacity planning, demand forecasting, inventory management/ operations, logistics/distribution, and customer service. Additionally, for nearly 20 years, Mr. Goebel worked at ExxonMobil and its predecessor, Mobil Corporation, in many different leadership capacities including manufacturing, engineering, supply chain, operations, marketing, and sales. Mr. Goebel holds a bachelor of science degree in microbiology from University of Minnesota along with graduate studies at both the University of Texas at Dallas and Northeastern University.

Andrea Festuccia, PhD, Chief Technology Officer

Dr. Festuccia has served as Chief Technology Officer since April 2006. Currently, Dr. Festuccia is Partner, Technical Director and member of the Board of Directors of IGEAM S.r.l. (since February 2009), a private Italian company with about 100 employees engaged in consulting environmental and safety problems where he has worked since June 1999. Prior to his current position with IGEAM S.r.l., Dr. Festuccia was the Director of the B.U. “Environment and Territory” at IGEAM S.r.l. Dr. Festuccia was Adjunct Professor of General and Inorganic Chemistry with the University of “La Tuscia” of Viterbo from 1999 to 2000. Dr. Festuccia was a former Technical Director and member of the Board of Directors of 3TI Progetti Italia (from July 2004 to January 2009). Dr. Festuccia is currently an external consultant with the University “La Sapienza” of Rome, a position that he has held since 2001. He also worked as an external expert for the Minister of Foreign Affairs of Italy-Farnesina from 2002-2004 and as Technical Director of Ecosystems S.r.l. from 2002 to present. He is the Chairman of the Board of Directors of OPT SENSOR, a private Italian company dealing with R&D for electronic equipments to measure chemical/physical parameters, a spin-off company of University “La Sapienza” of Rome. He is also the CEO of BART-Biotechnology and Recovery Technologies, a small private Italian company engaged in biotechnology. In October 1996, he received a degree in chemical engineering and subsequently, in 2007, his doctor of philosophy degree in chemical engineering from the University of Rome - “La Sapienza”.

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

We have also provided access on our website to our Code of Business Conduct and Ethics, the charters of our Audit, Compensation and Nominating Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our corporate headquarters at 5850 Waterloo Road, Suite 140, Columbia, Maryland 21045, Attn: Corporate Secretary. In addition, we intend to disclose on our website any changes to or waivers for executive officers from our Code of Business Conduct and Ethics.

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

Risks Related to Our Business

Our existing financial resources will only provide financing through mid-May 2010, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business through mid May 2010, and we will need to control costs and raise additional capital to continue our business beyond May 2010. Accordingly, we will need to complete a financing in the second quarter of 2010. As of December 31, 2009, we have incurred a net loss of $14.4 million and negative cash flows from operating activities of $7.1 million. As of December 31, 2009, we had approximately $0.6 million of available cash and approximately $1.5 million of accounts payable and accrued expenses. In February 2010, we closed a private placement of common stock for total gross proceeds of approximately $1.3 million.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next $1 million due in February 2011. We are in the process of negotiating to settle various issues under our site lease and terminaling services agreement for our Baltimore production facility by reducing rent payments, relinquishing unneeded equipment and modifying other commercial terms of the agreements in return for making certain payments. If we are unable to raise additional capital, we will not be able to continue our business. We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured.

We are an early stage company with a limited operating history, which makes us a speculative investment.

We are an early stage company that is commercializing our exclusive licensing rights to proprietary technology to manufacture biofuel that we acquired in early 2006. Since then, we have been engaged in organizational activities, including developing our business plan, hiring key management, optimizing product performance, developing our production facility, raising capital, conducting test burns with potential customers, entering into initial sales contracts, delivering initial fuel orders to customers and exploring sublicensing opportunities. We recorded our first sales in the fourth quarter of 2008.  We currently have twelve employees. During the year ended December 31, 2009, we commenced our principal business operations and have exited the development stage. Prior to that from our inception, we were a development stage entity. Accordingly, we have limited relevant operating history upon which you can evaluate our performance and prospects. You should consider our prospects in light of the inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets such as the renewable fuels industry. Such risks include technology risks, capital requirements, lack of market acceptance of our products, failure to establish business relationships, competitive disadvantages against larger and more established companies and regulatory matters.

We have a history of losses, deficits and negative operating cash flows and will likely continue to incur losses for the foreseeable future which may impede our ability to achieve our business objectives.

We expect to incur operating losses and continued negative cash flows for the foreseeable future as we invest in sales and marketing, research and development and production facilities to achieve our business objectives. We may not achieve or sustain profitability on a quarterly or annual basis in the future. To be profitable, we will have to significantly increase our revenues and reduce our costs. Future revenues and profits, if any, will depend upon various factors such as those discussed here, many of which are beyond our control. If we are unable to increase our revenues, reduce costs or achieve profitability, we may have to reduce or terminate our operations.

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

Our ability to produce and distribute our biofuel on a commercially sustainable basis is unproven, and until we can prove our technology, we likely will not be able to generate or sustain sufficient revenues to continue operating our business.

While producing biofuel from vegetable oils or animal fats is not a new technology, the technologies we are pursuing for our biofuel production have never been utilized on a commercially sustainable basis. Our biofuel, while intended as a new class of biofuel for power generation, commercial and industrial heating and marine use, may never achieve technical or commercial viability. All of the tests and sales that we have conducted to date with respect to our technology have been performed in a limited scale environment, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis.

We have conducted multiple test burns of our biofuel products with potential customers. However, others may need to replicate these tests before our biofuel becomes commercially acceptable. We have never utilized our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Our technology may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, our technology and our biofuel may not perform successfully on a commercial basis and may never generate any profits.

We likely will not be able to generate significant revenues until we can successfully validate our product performance with customers and operate our manufacturing facility on a commercial scale.

To date, we have generated a small amount of revenues on sales of limited quantities of our biofuel. Revenue generation could be impacted by any of the following:

•	delays in demonstrating the technological advantages or commercial viability of our proposed products;

•	problems with our commercial scale production plant, including delays in upgrading the plant, technical staffing, permitting or other operational issues;

•	inability to interest early adopter customers in our products; and

•	inability to obtain cost effective supplies of vegetable oil and feedstocks.

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

Due to the continued disruption in the financial markets arising from the global recession in 2008 and the slow pace of economic recovery, many of our potential customers are unable to access capital necessary to accommodate the use of our biofuel. Many are operating under austerity budgets that limit their ability to invest in infrastructure necessary to use alternative fuels and that make it significantly more difficult to take risks with new fuel sources. As a result, we may experience increased difficulties in convincing customers to adopt our biofuel as a viable alternative at this time.

We may not be able to generate revenues from sublicensing our technology.

Our exclusive perpetual license allows us to sublicense our proprietary technology in North America, Central America and the Caribbean, and our business plan includes, as a second potential revenue stream, the collection of royalties through sublicensing our proprietary technology. To date, we do not have any revenues from sublicenses and have only entered into one sublicense, with Global Energy Holdings Group, Inc. (formerly Xethanol Corporation, “Global Energy”). It is extremely unlikely that Global Energy will be able to perform its obligations under the sublicense. Since Global Energy sold its remaining 5,301,300 shares of our common stock that it owned in March 2009 and filed for bankruptcy in November 2009, we are re-evaluating our agreements with Global Energy and may engage in discussions to modify or terminate them. We likely will need to continue proving the viability of our technology before we can obtain any additional sublicense agreements, and we cannot assure you that we will be able to do so. Companies to which we grant sublicenses may not be able to produce, market and sell enough biofuel to pay us royalty fees or they may default on the payment of royalties. We may not be able to achieve profitable operations from collecting royalties from the sublicensing of our proprietary technology.

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

The tax credits for which we were eligible expired at the end of 2009.  Failure to renew these or similar tax credits could make our biofuel less competitive.

The 50 cent per gallon credit applicable to our fuel, when mixed with diesel, kerosene or other taxable fuel and sold at the retail level, expired on December 31, 2009, along with biodiesel and other alternative fuel tax credits. We depend in part on the availability of tax credits to incentivize customers to purchase our fuels. Congress is expected to pass in the coming months a tax extenders bill which will extend (effective retroactive to January 1, 2010) through the end of 2010 or beyond many expired tax provisions, but we cannot assure you if or when the tax credit applicable to our fuel will be extended.

If our biofuels do not qualify for government mandated or incentivized renewable energy credits or renewable portfolio standards or biofuel mandates, our potential customers may be less likely to pay a premium for our biofuels, which could negatively impact our ability to generate revenues.

More than thirty states have enacted renewable energy credits (“RECs”) or renewable portfolio standards (“RPS”), and several other states have created biofuel mandates, tax credits and other incentives for the use of renewable fuels. Our business model depends in part, on our biofuels qualifying for RECs, RPS requirements or biofuel mandates and that our customers will pay a premium for our biofuels in order to receive tax credits or comply with the government mandates. If we do not receive this premium because our biofuel does not qualify our customers for the credits or incentives, we may be unable to generate sufficient revenues or profits which could have a negative effect on our business, results of operations and financial condition.

 We may never fully realize the value of our technology license agreement, which presently is our principal asset.

We may not be successful in realizing the expected benefits from our master license agreement, which represented over 70% of our total assets as of December 31, 2009.  We recorded our initial fuel sale in October 2008 and accordingly began to amortize the license agreement. Further, we initially intended to use the licensed technology to generate our expected revenues without any significant modification, but we have conducted significant additional research and development to modify the basic fuel technology to meet market demands for particular fuel attributes. To date, we have incurred approximately $2.4 million in research and development separate from our license payments, and we are continuing to incur additional research and development costs to optimize our fuels to test different feedstocks and to tailor the fuel energy output, emissions and other specifications to the specific needs of potential customers.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

Our success will depend, in large part, on our technology’s commercial viability and on the strength of our intellectual property rights. Much of the technology presently consists only of trade secret rights, which are difficult to protect. If others gain access to the trade secrets relating to our technology, including through analysis or “reverse engineering,” they may able to develop substantially equivalent technology. Although we filed patent applications to protect our technology, there can be no assurance that we ultimately will receive patent protection or that any protection that is obtained will be broad enough to be effective in protecting our technology against claims or actions by competitors. Further, any patents that are obtained may not withstand challenges as to validity and enforceability. Third parties may assert that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, we could not be certain that no infringement exists, particularly as our products have not yet been fully developed. We may need to acquire additional licenses from third parties in order to avoid infringement claims, and any required licenses may not be available to us on acceptable terms, or at all. To the extent infringement claims are made, we could incur substantial costs in the resulting litigation, and the existence of this type of litigation could impede the development of our business.

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

We still have substantial obligations under the license agreement with the inventor of our proprietary technology. Specifically, we are required to pay Mr. Petrucci an additional $1.0 million in cash per year for the next four years, for a total of $4.0 million in remaining payments. To the extent we default on any of these payments or breach any other material provisions of our license, the inventor could terminate the agreement, which is our principal asset. The license agreement also provides that the inventor may terminate the agreement if an insolvency or bankruptcy petition is filed against us and is not dismissed within 90 days.

We depend on key personnel to execute our business plan. If we cannot attract and retain key personnel, we may not be able to successfully implement our business plan.

As of December 31, 2009, we had 12 full-time employees. In 2009 and early 2010, three of our executives resigned from the Company, including David Gillespie, our former President, Chief Executive Officer and a Director. Our success depends to a significant degree upon the continuing contributions of our key management. We have a relatively small team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

2020 Energy, LLC owns approximately 21.0% or our outstanding common stock, and Ferdinardo Petrucci, the inventor of our proprietary technology owns approximately 11.6% of our common stock. The managing and sole member of 2020 Energy has partnered with Mr. Petrucci to form PTJ Bioenergy Holdings, Ltd, an entity that is the licensor (by assignment from Mr. Petrucci) of our technology.  2020 Energy and Mr. Petrucci may delay, defer or prevent us from taking actions that would be beneficial to our other shareholders.

As of March 5, 2010, 2020 Energy, LLC and Mr. Petrucci combined owned approximately 32.6% of our outstanding common stock. This amount includes an additional 1,100,000 shares that were issued to Mr. Petrucci in February 2010 in lieu of a license payment.  Accordingly, they may be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our shareholders for approval, including the election of our board of directors and any proposed merger or consolidation of our company. Their ownership interest in our company may discourage potential investors from investing in our securities due to concerns with the overhang on our common stock and third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

Risks Related to Our Industry

The current economic and political environment may provide increased uncertainty and unpredictability that may have an adverse effect on our industry.

Our industry relies heavily on governmental incentives, usually tax-based, and government mandates to encourage broad market acceptance and use of alternative fuels. The slow pace of changes in renewable energy polices by the Obama Administration and Congress has minimized a positive impact on the market’s willingness to embrace alternative fuels. The timing and the effectiveness of these policies are unknown and may not provide the requisite support to ensure success of the alternative fuels industry. In addition, the global economic recession, the tight capital markets and the slow economic recovery have depressed fuel prices and energy demand, limited the ability of customers to spend funds on new, experimental fuels and limited the funds available to invest in early-stage companies.

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

Our results of operations, financial position and business outlook are substantially dependent on commodity prices, especially prices for vegetable oil, animal fat feedstock and materials used in producing our biofuel. The prices for these items are quite volatile and could cause our results to fluctuate substantially. We may experience periods of declining prices for our products and increasing costs for our raw materials, which would result in operating losses. Many biofuel companies attempt to hedge a portion of the effects of fluctuations in prices by entering into forward contracts to supply vegetable oil or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts. These activities involve substantial costs and substantial risks and may be ineffective in mitigating changing commodity prices. We have not entered into any hedging, forward contracts, or similar arrangements and could be at a competitive disadvantage with companies that have entered into successful hedging arrangements.

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

Some of our outstanding securities include antidilution provisions that, when triggered, result in the issuance of additional shares that would dilute the interests of existing common stockholders. Our March 2009 private placement included certain antidilution provisions that apply if we issue additional shares of common stock or convertible securities in a financing transaction within 15 months of the closing date with a purchase price or conversion price less than $0.80 per share or if we issue additional warrants in a financing transaction within the next 15 months with an exercise price less than $0.90 per share, subject to certain caps required by NASDAQ listing rules. On June 29, 2009 and September 23, 2009, we obtained waivers from the holders of the warrants issued in the March 2009 offering, which permitted us to enter into future financing transactions without the potential triggering of the antidilution provisions in their warrants.  Our February 2010 private placement also included certain antidilution provisions that apply if we issue additional equity securities in a financing transaction with a purchase price less than $0.69 per share or issue convertible securities with a purchase price less than $0.69 at any time within 6 months after the registration statement is declared effective, subject to certain caps required by NASDAQ listing rules.

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

Under NASDAQ listing rules, our common stock could be delisted from NASDAQ if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate shareholders’ equity, minimum $1.00 bid price and market capitalization), the distribution of our publicly held securities and compliance with NASDAQ listing agreements and SEC rules and regulations. In December 2009, we received a notice from NASDAQ that we were not in compliance with the minimum bid requirement for 30 consecutive business days and had until June 2010 to regain compliance. NASDAQ also requires a minimum shareholders’ equity of $2.5 million or, alternatively, a market value of listed securities of at least $35 million. In August 2009, we received a communication from NASDAQ when we reported in our Quarterly Report on Form 10-Q that our shareholders’ equity equaled $648,756 at June 30, 2009. At September 30, 2009, our shareholders’ equity barely exceeded the minimum requirement of $2.5 million, and we received confirmation from NASDAQ that we were back in compliance with such requirement.

In the future, however, due to factors such as losses from operations and the volatility of our stock price, we may not be able to meet the listing maintenance requirements of the NASDAQ Capital Market. If we are unable to satisfy the NASDAQ criteria for maintaining listing, our common stock may be subject to delisting. Trading, if any, of our securities would thereafter be conducted on the OTC Bulletin Board or in the so-called “pink sheets”. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Approximately 4 million shares of our common stock issued in our March 2009 private placements became eligible for sale in the open market under Rule 144 in September and November 2009, respectively. In general, a person who has held restricted shares for the requisite holding period, upon compliance with Rule 144 procedures, may sell shares into the market. In addition, we are currently in the process of registering for resale by non-affiliate selling shareholders 3,781,716 shares of our common stock issued in our February 2010 private placement, including shares issuable upon exercise of options to purchase that are not currently outstanding. We cannot predict the effect, if any, that the availability of these shares for sale, or the sale of these shares, will have on the market price for our common stock. If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline. The market price of our securities could be adversely affected by future sales of these securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own no real property and currently lease our office and production spaces. As of August 28, 2009, we terminated the lease on our office space in Lake Mary, Florida and relocated our corporate headquarters from Lake Mary, Florida to Columbia, Maryland, closer to the Company’s biofuel production plant.  The new corporate headquarters is located at 5850 Waterloo Road, Suite 140, Columbia, Maryland 21045.  The Company has remained a Florida corporation and currently maintains two smaller administrative offices in Florida.

           On September 12, 2008, we entered into a site lease agreement to locate our first commercial scale biofuel manufacturing plant at a port location in Baltimore, Maryland and a terminaling services agreement to provide certain terminaling services at the site. The lease agreement covers the physical premises where the production facility is located as well as approximately six million gallons of storage tank capacity and related terminaling facilities. The initial term of the lease agreement is five years with an option to renew for three additional five year periods. The total base rental commitment, for the initial five year rental period, is approximately $4,605,000. Under the terminaling services agreement, we are provided terminaling services that include the receipt, the unloading and the transfer of raw materials and the subsequent transfer and load out of finished product from and to railcars, barges and trucks. The term of the terminaling services agreement runs concurrently with the lease agreement. The total minimum throughput charges, for the initial five year service agreement period, are approximately $953,000.  We are in the process of negotiating to settle various issues under our lease and terminaling services agreement by reducing rent payments, relinquishing unneeded equipment and modifying other commercial terms in return for making certain payments.

ITEM 3. LEGAL PROCEEDINGS

We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. RESERVED

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

	High	Low
2010
First Quarter (through March 15, 2010)	$0.92	$0.62

2009
First Quarter	$1.12	$0.43
Second Quarter	1.80	0.81
Third Quarter	1.60	0.84
Fourth Quarter	1.25	0.61

2008
First Quarter	$6.00	$3.00
Second Quarter	7.08	4.25
Third Quarter	5.15	3.45
Fourth Quarter	4.50	0.71

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2009 was 142, including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2009, we had 31,711,578 shares of common stock outstanding. In February 2010, we completed a private placement of 1,890,858 shares of common stock and warrants to purchase an additional 1,890,858 shares. As of March 15, 2010, we had 34,702,436 shares of common stock outstanding.

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

Registration Rights

Under the terms of some private placements, we have entered into registration rights agreements with the purchasers of our convertible preferred stock, common stock and warrants. Under the registration rights agreements, we were required to file “resale” registration statements with the SEC covering the shares of our common stock issued directly, upon conversion of the preferred stock issued or upon exercise of the warrants issued in the private placements. Pursuant to our February 2010 private placement, we filed a registration statement on  Form S-3 on February 11, 2010 to register 3,781,716 shares of common stock for resale by the selling shareholders.  This registration statement has not yet been declared effective by the SEC. In November 2008, we registered 4,770,990 shares of our common stock for resale by the selling stockholders on two registration statements on Form S-3 (Registration No. 333-151318 and No. 333-151320). We are obligated to maintain the effectiveness of these “resale” registration statements from the effective date until all securities registered under the registration statements have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without regard to volume limitations, provided we comply with our reporting obligations. We may also include on future registration statements additional shares issuable upon exercise of our outstanding warrants and options. We agreed to use our best efforts to have the “resale” registration statement declared effective by the SEC as soon as possible after the initial filing, but by no later than 180 days after the closing of the private placements.

Equity Compensation Plans

Please refer to Item 12 of this Annual Report for information regarding securities authorized under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation that began generating revenues in 2008.

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

The operation and development of our business will require substantial additional capital to fund our operations, payments due under our exclusive technology license, the development or expansion of our production plants, research and development, and other initiatives.

Going Concern Matters

Our ability to continue as a going concern is dependent upon, among other things, future offerings of capital or alternative financing arrangements and the expansion of our operations.  Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.  We are currently evaluating various courses of action to address the issues we are facing. There can be no assurance that any of these efforts will be successful.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, income taxes, common stock warrant liabilities and antidultion obligations, and share-based compensation. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We follow the provisions as set forth by authoritative accounting guidance.

We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable.

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

Share-based Compensation

We calculate the fair value of all share-based payments to employees and non-employee directors, including grants of stock options, non-restricted and restricted shares, and amortize these fair values to share-based compensation in the income statement over the respective vesting periods of the underlying awards.

Share-based compensation related to stock options includes the amortization of the fair value of options at the date of grant determined using Black-Scholes option pricing model. We amortize the fair value of options to expense over the vesting periods of the underlying options.

We estimate the fair value of stock option awards on the date of grant using assumptions about volatility, expected life of the awards, risk-free interest rate, and dividend yield rate. The expected volatility in this model is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the “simplified” method for “plain vanilla” options. The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

We estimate the fair value of non-restricted and restricted stock awards based upon the closing market price of our common stock at the date of grant. We charge the fair value of non-restricted awards to share-based compensation upon grant. We amortize the fair value of restricted awards to share-based compensation expense over the vesting period of the underlying awards.

Derivative Accounting

We adopted new guidance as issued on January 1, 2009 which significantly impacted the accounting for certain of our freestanding derivative instruments by requiring us to account for these instruments as liabilities because they were no longer afforded equity treatment due to their exercise price reset features.  We account for these arrangement in accordance with ASC Topic  815-10-50,  “Accounting for Derivative Instruments and  Hedging  Activities,” “Accounting for Derivative Financial Instruments Indexed  to, and  Potentially Settled in, a Company’s Own Stock,” as well as related  interpretations of these standards. In accordance with GAAP, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.  When the fair value of embedded derivative features cannot be reliably measured, we measure and report the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings.  We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense.

Income Taxes

We account for income taxes pursuant to authoritative accounting guidance, which prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax return.  We do not recognize an uncertain tax position as a deferred tax asset if it has less than a 50% likelihood of being sustained.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of our analysis, we have recorded no additional tax liability.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at December 31, 2009 were fully offset by a valuation allowance.

Results of Operations

Comparison of the Year ended December 31, 2009 and the Year ended December 31, 2008

Net Loss

We incurred a net loss of $14.4 million for the year ended December 31, 2009, as compared to $13.5 million for the year ended December 31, 2008.

The increase in net loss of $0.9 million resulted primarily from:

•	a $2.0 million increase in cost of revenues.

•	a $0.1 million increase in general and administrative expenses.

•	a $1.7 million increase in non-cash loss on fair market value adjustment.

partially offset by:

•	a $0.2 million increase in revenues.

•	a $0.6 million decrease in research and development expenses.

•	a $0.4 million decrease in legal settlements.

•	a $1.6 million decrease in license impairments.

•	a $0.2 million increase in gain on debt extinguishment.

Revenue

Total revenues for the year ended December 31, 2009 were $178,938, an increase of $0.15 million compared to total revenues of $22,943 for the year ended December 31, 2008. The increase in net revenues was due to the initiation of biofuel production and sales from our production plant in Baltimore, Maryland.

Our product revenue was driven by a number of factors including: in the commercial and industrial market we offered our product at a substantial discount to the price of petroleum diesel fuel in order to attract “early adopter” customers and gain product validation and performance data through their use of our product. These discounts were partially offset by eliminating the need to perform test burns to sign up commercial and industrial customers, thereby lowering our research and development costs.  We also gained the ability to utilize these early customers as a marketing tool, by bringing potential customers to existing sites for real-time demonstrations of our biofuel performance in their boiler applications. We have since signed several customers as a result and no longer offer “early adopter” discounts. We have continued to have success in signing up customers since discontinuing the “early adopter” discount, but may from time to time offer volume-related or other promotional pricing discounts as warranted.

Cost of Product Revenue

Cost of product revenue was $2.3 million for the year ended December 31, 2009, an increase of $2.0 million, compared to $0.3 million for the year ended December 31, 2008. Cost of product revenue is comprised of raw material feedstocks used in production of $0.9 million in 2009 compared to $0.1 million in 2008, direct facility costs of $0.8 in 2009 compared to no costs in 2008, and amortization of the license agreement of $0.6 million in 2009 compared to $0.2 million in 2008.

During  2009 cost of product revenue was driven by a disproportionally higher cost of production relative to units sold. We were just beginning to ramp-up production in our Baltimore facility and were running in small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items were approximately $1.5 million of the $2.3 million total cost of product revenue. As we are ramping up our production, the amortization and direct facility costs will have a disproportionate impact on our cost of product revenue in relation to units sold.  As we begin fulfilling our recently awarded contracts and our production volume increases, we believe that our per unit cost of production will decrease as we process much larger production runs, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $0.5 million for the year ended December 31, 2009 compared to $1.1 million for the year ended December 31, 2008.  The decrease in research and development expenses in 2009 is primarily the result of the beginning of production of our fuel and conducting less test burns which were used to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the year ended December 31, 2009, compared to $9.7 million in the prior year. The increase of $0.1 million in 2009 over the prior year was primarily attributable to the following:

Increases in expenses related to:

•	$0.3 million in salary and severance pay based on hiring 2 additional employees and payment of severance to an executive.

•	$0.3 million for lease termination expenses associated with the Lake Mary office lease termination.

•	$0.2 million related to the Baltimore plant lease and terminaling services lease.

•	$0.3 million for board fees. Compensation program was implemented in August 2008.

•	$0.3 million for non cash compensation expense related to the fair market value of warrants issued for services.

•	$0.7 million for non cash compensation expense related to restricted stock awards.

•	$0.1 million for general liability and D&O insurance.

•	$0.2 million for investor relations and consulting services.

Decreases in expenses related to:

•	$1.0 million related to non cash compensation expense related to stock options.

•	$0.9 decrease in legal expenses.

•	$0.2 million for penalty shares expense incurred in prior year for late filing of registration statement.

•	$0.1 million for recruiting fees as 2 executives positions in prior year.

•	$0.1 million for bonuses.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2009 compared to $0.5 million in the prior year. The expenses are unchanged as interest expense consists entirely of interest incurred related to the License Agreement payable.

(Loss) Gain on Fair Value Adjustment

The loss on net change in fair value of derivative liabilities of $1.7 million for the year ended December 31, 2009, was the result of the change in fair value of the detachable warrants issued to investors in connection with several financings during the year ended December 31, 2009.  The warrants issued in conjunction with several financings during the year ended December 31, 2009 are considered derivative liabilities and must be valued at the end of each period.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Comparison of the Year ended December 31, 2008 and the Year ended December 31, 2007

Research and Development Expenses

Research and development expenses were approximately $1.1 million for the year ended December 31, 2008, compared to $0.8 million for the year ended December 31, 2007. The increase in research and development expenses in 2008 reflects primarily costs from conducting tests to evaluate additional customized fuel formulations using our proprietary blending technology and costs to focus on further optimizing emissions as well as combustion tuning to enhance reliable cold engine starts.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2008, compared to $7.5 million in the prior year. The increase of $2.2 million in 2008 over the prior year was primarily attributable to increased expenses of $1.0 million associated with personnel and related costs, increases related to legal and audit fees of $0.5 million, and an increase of $0.2 million for rental costs.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2008, compared to $0.8 million in the prior year. The decrease of $0.3 million in 2008 over the prior year was attributable to a reduction in license agreement payable. Interest expense consists of interest incurred related to the License Agreement payable.

 Other Expense

Other Expense was zero for the year ended December 31, 2008, compared to $0.3 million in the prior year. The decrease was attributable to the recognition of a charge, in the prior year, associated with a forfeited deposit of $250,000 as a result of the termination by Global Energy of our stock purchase and termination agreement.

(Loss) Gain on Fair Value Adjustment

Loss on fair value adjustment was $717 for the year ended December 31, 2008, compared to a gain of $0.6 million in the prior year.  During December 2007, we recorded an $80,752 contingent liability for 2% of the shares issued in the December 2007 private placement.  During 2008, we recorded an additional $186,291 contingent liability for 4% of the shares issued, up to the maximum penalty of 6%.  For the year ended December 31, 2008 and 2007, we recorded a loss on fair value adjustment of $30,169 and a gain on fair value adjustment of $1,796, respectively, related to this liability as our stock price fluctuated during this period. Upon issuance of the shares the contingent liability was eliminated.

In connection with the Series B Private Placement completed on March 31, 2008, we recorded a contingent liability of $43,986 for 1% of the amount invested, due to the registration statement not being declared effective within 180 days of the initial required filing date. We recorded a gain on fair value adjustment of $29,452 related to this liability as our stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

We recorded a $1,574,100 contingent liability at January 1, 2007 based on our stock price at that date. For the year ended December 31, 2007, we recorded a gain on fair value adjustment of $629,640 related to this liability as our stock price declined during this period. Upon issuance of the shares the contingent liability was eliminated.

Liquidity and Capital Resources

Liquidity

At December 31, 2009, we had $0.6 million in cash, compared to $1.3 million at September 30, 2009.

Although we completed a private placement of $1,304,692 in gross proceeds in the first quarter of 2010, we will need to reduce costs and raise additional financing to continue our operations beyond the second quarter of 2010. We expect that our available cash and interest income will be sufficient to finance currently planned activities through mid May 2010. We estimate that we will require an additional $6.0 million to fund our operations through 2010. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We have monthly lease and other outstanding payment obligations under our production facility site lease and terminaling service agreement for past production. We also have incurred costs associated with developing, upgrading and expanding the capacity of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we also are required to pay $1.0 million per year over the next four years. We will continue incurring costs to test and optimize our fuels, enhance research and development, pay our employees and sustain operations.

We are unlikely to be able to continue our operations unless we can obtain additional financing. We likely will seek such funding through public or private financings or some combination of them. Additional funding may not be available to us on acceptable terms, or at all. Even after funding our short term needs, given our ongoing need for capital, we may raise money on an opportunistic basis when the market makes such funding available on acceptable terms.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in private placements with accredited investors and registered direct offerings. In March 2009, we raised $3,166,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.80 per share and warrants with an exercise price of $0.90 per share. In July 2009, we raised $3,196,600 in gross proceeds from the sale of shares of common stock at a price of $1.05 per share and warrants with an exercise price of $1.60 per share.  In December 2009, we raised $1,541,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.80 per share and warrants with an exercise price of $0.90 per share. In February 2010, we raised $1,304,700 in gross proceeds from the sale of shares of common stock at a purchase price of $0.69 per share and warrants with an exercise price of $0.90 per share.

 If we continue to raise capital through the sale of equity securities, or securities convertible into equity, dilution to our then existing shareholders would result. If we raise additional capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development or commercialization activities.

Cash Flows

Net cash used in operating activities was $7.1 million for the year ended December 31, 2009 primarily reflecting our net loss of $14.4 million, partially offset by $3.3 million in non-cash stock-based compensation expense, $0.7 million in non-cash stock based expense for services rendered by consultants, $0.5 million in non-cash amortization expense associated with our license agreement payable, $0.6 million in non-cash amortization expense related to the license, and $1.7 million loss on change in fair value of warrant liability. Net cash used in operating activities was $6.3 million for the year ended December 31, 2008 primarily reflecting our net loss of $13.5 million, partially offset by $3.4 million in non-cash stock-based compensation expense, $0.6 million in non-cash stock based expense for services rendered by consultants, $0.5 million in non-cash amortization expense associated with our license agreement payable, $0.2 million in non-cash amortization expense related to the license, $0.2 million in non-cash penalty share expense, $0.4 million in warrant expense associated with legal settlement and $1.6 million in impairment expense related to the write-down of license value.

Net cash used in investing activities was $0.9 million attributable to plant additions for the year ended December 31, 2009. Net cash used in investing activities was $0.5 million for the year ended December 31, 2008. Net cash used in investing activities in 2008 was attributable to $0.4 million to build out our plant facility and purchase furniture and equipment, and $0.1 million of patent costs.

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2009, and is attributable to the issuance of common stock related to public and private offerings..

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

Off−Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements may be found on pages F-1 through F-31 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This required evaluation was carried out with the participation of our principal executive officer and principal financial officer. Based upon such evaluation as of December 31, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over reporting, because of its inherent limitations, may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the COSO framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2009, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity, business experience and directorships of our directors and their remuneration is incorporated by reference to the information set forth in the section captioned “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of  fiscal year 2009 (the “Proxy Statement”). The information with respect to our Audit Committee is incorporated by reference to the information set forth in the section captioned “Committees of the Board of Directors – Audit Committee” in the Proxy Statement. The information with respect to material changes in the nominating process for the Board of Directors, if any is, incorporated by reference to the information set forth in the appropriate subsection of the section captioned “Election of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to our Code of Ethics is incorporated by reference to the section captioned “Code of Business Conduct and Ethics” in the Proxy Statement.

The information with respect to the identity and business experience of our executive officers is set forth in the Section captioned “Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item, if any, is incorporated by reference to the information set forth under the captions “Transactions with Related Parties” and “Independence of the Board of Directors” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” found on pages F-1 through F-32 of this report, are filed as part of this report.

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

Date: March 26, 2010

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

SIGNATURE	TITLE	DATE

/s/ Cary J. Claiborne	President, Chief Executive Officer and Chief Financial Officer	March 26, 2010
Cary J. Claiborne	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Lee S. Rosen	Chairman of the Board	March 26, 2010
Lee S. Rosen

/s/ John E. Mack	Director	March 26, 2010
John E. Mack

/s/ Douglas S. Perry	Director	March 26, 2010
Douglas S. Perry

/s/ James R. Sheppard, Jr.	Director	March 26, 2010
James R. Sheppard, Jr.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 31, 2008).

3.2
Articles of Amendment to the Articles of Incorporation relating to our Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 31, 2008).

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed March 31, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 26, 2006).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed March 31, 2008).

4.3	Form of Warrant(incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed March 31, 2008).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2008).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 4, 2009).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 4, 2009).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 23, 2009).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 23, 2009).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 11, 2009).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 11, 2009).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 3, 2010).

10.1
Exclusive License Agreement dated as of March 20, 2006 between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2006, portions of which have been omitted pursuant to a request for confidential treatment.

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

10.8
Amendment #7, dated January 8, 2009, to the Exclusive License Agreement, dated March 20, 2006, as amended, between New Generation Biofuels, Inc. (formerly H2Diesel, Inc.) and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2009).

10. 9
Addendum, dated March 30, 2009, to the Exclusive License Agreement, dated March 20, 2006, as amended, between New Generation Biofuels, Inc. (formerly H2Diesel, Inc.) and PTJ Bioenergy Holdings Ltd. (as successor by assignment to Ferdinando Petrucci) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 7, 2009).

10.10
Amendment #8, dated February 19, 2010, to the Exclusive License Agreement, dated March 20, 2006, as amended, between New Generation Biofuels, Inc. (formerly H2Diesel, Inc.) and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2010).

10.11*	Omnibus Incentive Plan adopted November 14, 2007 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2008).

10.12	Form of Director Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed March 31, 2008).

10.13	Amended Form of Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed March 31, 2009).

10.14	Amended Form of Incentive Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed March 31, 2009).

10.15	Amended Form of Restricted Stock Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2009).

10.16*	Employment Agreement dated as of October 18, 2006 between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2006).

10.17*	Employment Agreement dated as of July 23, 2009 between Lee S. Rosen and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 29, 2009).

10.18*	Separation Agreement, dated March 24, 2009, between the David A. Gillespie and the Company (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed March 31, 2009).

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

10.22
Form of Registration Rights Agreement in connection with Private Placement of Common Stock in February 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2010) .

10.23	Option Agreement dated September 15, 2006, between Lee S. Rosen and H2Diesel, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 26, 2006).

10.24	Option Agreement dated September 19, 2006, between Andrea Festuccia and H2Diesel, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 26, 2006).

10.25	Option Agreement dated October 18, 2006, between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed October 26, 2006).

10.26
Option Agreement dated December 19, 2008 between Cary J. Claiborne and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.30 to the amended Annual Report on Form 10-K/A filed July 25, 2008).

10.27	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007).

10.28	Option Agreement dated April 24, 2007, between Kim Johnson and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 15, 2007).

10.29
Site Lease Agreement, dated September 12, 2008, by and between Pennington Partners, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2008).

10.30
Terminaling Services Agreement, dated September 12, 2008, by and between Atlantic Terminalling, LLC and N the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 18, 2008, portions of which have been omitted pursuant to a request for confidential treatment).

10.31
Lease Termination Agreement, dated August 28, 2009, by and between Central Florida Educators’ Federal Credit Union and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2009).

14.1	Code of Business Conduct and Ethics adopted November 13, 2007 (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 31, 2008).

16.1
Letter of Imowitz Koenig & Co. LLP, dated October 20, 2009, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed October 21, 2009).

16.2
Letter of Imowitz Koenig & Co. LLP, dated November 1, 2009, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed November 3, 2009).

21.1†	Subsidiaries of the Company

23.1†	Consent of Reznick Group, P.C.

23.2†	Consent of Imowitz Koenig & Co., LLP

24.1†	Power of Attorney (included on signature page).

31.1†	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer)

32.1†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer)

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

New Generation Biofuels Holdings, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Generation Biofuels Holdings, Inc.

We have audited the consolidated balance sheet of New Generation Biofuels Holdings, Inc. (a Florida Corporation) and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Generation Biofuels Holdings, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year the ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has experienced negative cash flows from operations since inception and is dependent upon future financing in order to fund its planned operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (codified in FASB ASC Topic 815), effective as of January 1, 2009 and adjusted its accounting for its consolidated financial statements for the year ended December 31, 2009 presented herein.

/S/ REZNICK GROUP, P.C.

Vienna, Virginia
March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Generation Biofuels Holdings, Inc.

We have audited the accompanying consolidated balance sheet of New Generation Biofuels Holdings, Inc. (the “Company”) (A Development Stage Enterprise) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Biofuels Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Imowitz Koenig & Co., LLP
Certified Public Accountants

New York, New York
March 31, 2009

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$567,647	$1,476,246
Accounts receivable	63,900	22,943
Other receivables	41,406	–
Inventories	11,708	–
Prepaid expenses and other current assets	237,635	195,369
Total current assets	922,296	1,694,558

Property, plant and equipment, net	1,120,911	378,946
License agreement, net	5,650,988	6,267,460
Other assets, net	346,073	392,208
TOTAL ASSETS	$8,040,268	$8,733,172

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,472,519	$1,385,311
Loan payable	50,000	50,000
License agreement payable, current portion
(net of unamortized discount of $375,467 and $71,270)	624,533	928,730
Accrued dividends on preferred stock	1,078,003	765,369
Common stock warrant liability and antidilution obligation	110,874	-
Total current liabilities	3,335,929	3,129,410

License agreement payable
(net of unamortized discount of $622,274 and $1,464,132)	3,377,726	3,535,868
Deferred rent	324,409	–
Total liabilities	7,038,064	6,665,278

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	-	-
Series A Cumulative Convertible Preferred Stock; $0.001 par value; $100.00 stated value; 300,000 shares authorized, 18,400 and 26,400 shares issued and outstanding as of December 31, 2009 and 2008, respectively; aggregate liquidation preference of $2,264,328	710,970	1,020,087
Series B Cumulative Convertible Preferred Stock; $0.001 par value; $100.00 stated value; 250,000 shares authorized, 45,785 and 72,126 shares issued and outstanding as of December 31, 2009 and 2008, respectively; aggregate liquidation preference of $5,232,234	3,094,872	5,023,429
Common stock; $0.001 par value; 100,000,000 shares authorized; 31,711,578 and 19,299,168 shares issued and outstanding as of December 31, 2009 and 2008, respectively	31,712	19,299
Additional paid-in-capital	47,593,489	29,889,220
Accumulated deficit	(50,428,839)	(33,884,141)
Total stockholders' equity	1,002,204	2,067,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,040,268	$8,733,172

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUEL HOLDINGS, INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues:
Product	$137,532	$22,943
Alternative fuel tax credit	41,406	–
Total revenue	178,938	22,943
Operating expenses:
Cost of product revenue (including depreciation and amortization of $685,806 and $193,471, respectively)	2,311,576	307,541
Research and development	475,013	1,086,723
General and administrative	9,751,064	9,653,380
Legal settlement	-	359,595
License impairment charge	-	1,600,369
Total operating expenses	12,537,653	13,007,608

Loss from operations	(12,358,715)	(12,984,665)

Interest income	3,458	29,418
Interest expense	(537,661)	(536,581)
Other income	–	7,208
Gain on debt extinguishment	241,500	–
Loss on net change in fair value of derivative liabilities	(1,745,383)	(717)

Net loss	(14,396,801)	(13,485,337)

Dividends to preferred stockholders	(4,691,379)	(3,689,317)

Net loss attributable to common stockholders	$(19,088,180)	$(17,174,654)

Basic and diluted net loss per share	$(0.73)	$(0.92)

Weighted average number of shares outstanding	26,236,636	18,725,312

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	18,165,793	$18,166	42,050	$1,624,798	–	–	$18,955,101	$(16,709,487)	$3,888,578
Compensation expense associated with options, stock and restricted stock	–	–	–	–	–	–	3,268,363	–	3,268,363
Issuance of options and warrants for services rendered	–	–	–	–	–	–	558,505	–	558,505
Warrant expense related to legal settlement	–	–	–	–	–	–	359,595	–	359,595
Issuance of common stock for services rendered	16,250	16	–	–	–	–	78,484	–	78,500
Issuance of common stock - registration rights agreement	61,128	61	–	–	–	–	309,894	–	309,955
Issuance of common stock - dividends on conversion of preferred stock	33,947	34	–	–	–	–	135,754	–	135,788
Issuance of preferred stock and warrants in private offering	–	–	–	–	79,405	5,556,361	2,032,739	–	7,589,100
Dividend associated with the beneficial conversion feature of the preferred stock	–	–	–	–	–	–	2,963,995	(2,963,995)	–
Private placement costs	–	–	–	–	–	–	(401,450)	–	(401,450)
Conversion of preferred stock into common stock	570,617	571	(15,650)	(604,711)	(7,279)	(532,932)	1,171,511	–	34,439
Exercise of warrants into common stock	451,433	451	–	–	–	–	456,729	–	457,180
Dividends accrued on preferred stock	–	–	–	–	–	–	–	(725,322)	(725,322)
Net loss	–	–	–	–	–	–	–	(13,485,337)	(13,485,337)
Balance at December 31, 2008	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$29,889,220	$(33,884,141)	$2,067,894
Cumulative effect of reclassification of warrants (ASC Topic 815)	-	-	-	-	-	-	(2,803,597)	2,543,482	(260,115)
Balance at January 1, 2009, as adjusted	19,299,168	$19,299	26,400	$1,020,087	72,126	$5,023,429	$27,085,623	$(31,340,659)	$1,807,779

Issuance of stock options and restricted stock to employees	1,208,325	1,209	–	–	–	–	3,292,109	–	3,293,318
Issuance of stock options to non-employees	–	–	–	–	–	–	35,684	–	35,684
Issuance of warrants to non-employees for prepaid consulting services	–	–	–	–	–	–	595,763	–	595,763
Issuance of warrants for payment of accounts payable and accrued expenses	–	–	–	–	–	–	99,732	–	99,732
Issuance of common stock for payment of accounts payable and accrued expenses	25,000	25	–	–	–	–	24,975	–	25,000
Issuance of restricted stock to non-employees for prepaid consulting services	155,000	155	–	–	–	–	137,745	–	137,900
Issuance of common stock for settlement of license agreement payable	925,000	925	–	–	–	–	757,575	–	758,500
Proceeds from the issuance of common stock and warrants, net of offering costs	8,928,131	8,928	–	–	–	–	7,054,411	–	7,063,339
Accrued preferred stock dividends converted into shares of common stock	113,330	113	–	–	–	–	373,472	–	373,585
Conversion of preferred stock into common stock	1,057,624	1,058	(8,000)	(309,117)	(26,341)	(1,928,557)	2,236,616	–	-
Warrant liability associated with issuance of common stock	–	–	–	–	–	–	(2,163,943)	–	(2,163,943)
Warrant liability associated with issuance of common stock	–	–	–	–	–	–	(50,428)	–	(50,428)
Antidilution obligation associated with issuance of common stock	–	–	–	–	–	–	(102,500)	–	(102,500)
Reclassification of warrant liability associated with antidilution triggering event on Series B preferred stock	–	–	–	–	–	–	158,451	–	158,451
Reclassification of warrant liability in connection with waiver of antidilution provision	–	–	–	–	–	–	4,053,043	–	4,053,043
Deemed dividend associated with the beneficial conversion feature on Series B preferred stock	–	–	–	–	–	–	4,005,161	(4,005,161)	–
Preferred stock dividends	–	–	–	–	–	–	–	(686,218)	(686,218)
Net loss	–	–	–	–	–	–	–	(14,396,801)	(14,396,801)
Balance at December 31, 2009	31,711,578	$31,712	18,400	$710,970	45,785	$3,094,872	$47,593,489	$(50,428,839)	$1,002,204

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,396,801)	$(13,485,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	91,951	7,383
Loss on disposal of property and equipment	70,974	–
Amortization of license agreement	616,472	193,471
Amortization of license agreement payable discount	537,661	536,581
Compensation expense associated with stock, stock options, and restricted stock	3,293,318	3,268,363
Compensation expense associated with accrued stocks and warrants	–	124,732
Stock options issued to non-employees for services	35,684	637,005
Penalty share expense	–	230,277
Warrant expense related to legal settlement	–	359,595
Loss on net change in fair value of derivative liabilities	1,745,383	717
Gain on debt extinguishment	(241,500)	–
Amortization of prepaid consulting fee	662,323	–
License impairment	–	1,600,369
Bad debt expense	7,208	–
		–
Changes in operating assets and liabilities:
Accounts receivable	(40,957)	(22,943)
Other receivables	(41,406)	–
Inventories	(11,708)	–
Prepaid expenses and other current assets	29,073	(110,401)
Other assets	15,227	(264,136)
Accounts payable and accrued expenses	211,941	625,996
Deferred rent	324,409	–
Net cash used in operating activities	(7,090,748)	(6,298,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
		–
Purchase of property and equipment	(881,190)	(386,329)
Payment for patents	–	(128,072)
Net cash used in investing activities	(881,190)	(514,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	–	(1,000,000)
Net proceeds from the issuance of common stock	7,063,339	–
Net proceeds from the issuance of preferred stock	–	7,187,650
Proceeds from the exercise of warrants	–	457,180
Net cash provided by financing activities	7,063,339	6,644,830

Net decrease in cash and cash equivalents	(908,599)	(167,899)
Cash and cash equivalents at beginning of year	1,476,246	1,644,145

Cash and cash equivalents at end of year	$567,647	$1,476,246

Supplemental Disclosure of Non-Cash Operating, Investing and Financing Activities
Accrued dividends on preferred stock	$686,218	$725,322
Issuance of restricted stock to non-employees for prepaid consulting services	$137,900	$–
Issuance of warrants to non-employees for prepaid consulting services	$595,763	$–
Common stock warrant liability	$2,214,371	$–
Reclassification of warrant liability in connection with waivers of antidilution provision	$4,053,043	$–
Reclassification of warrant liability in connection with antidilution triggering event	$158,451	$–
Cumulative effect of reclassification of warrants (ASC Topic 815)	$260,115	$–
Common stock issued for payment of license agreement payable	$758,500	$–
Common stock issued for payment of accounts payable and accrued expenses	$25,000	$–
Warrants issued for payment of accounts payable and accrued expenses	$99,732	$–
Accrued preferred stock dividends converted into shares of common stock	$373,585	$–
Deemed dividend related to beneficial conversion feature on Series B Preferred Stock	$4,005,161	$–
Conversion of Series A preferred stock to common stock	$309,117	$–
Conversion of Series B preferred stock to common stock	$1,928,557	$–
Antidilution obligation associated with issuance of common stock	$102,500	$–

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

New Generation Biofuels Holdings, Inc. (the “Company”), a Florida corporation, through its wholly owned subsidiary, New Generation Biofuels, Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary technology (the “Technology”) to manufacture alternative biofuels from vegetable oils and animal fats that the Company intends to market as a new class of renewable fuel for power generation, commercial and industrial heating and marine transportation.

During the period from inception through March 31, 2009, the Company was considered to be a development stage company. In the second and third quarters of 2009, the Company placed in service its first biofuel production plant, a 5 million gallon per year facility located in Baltimore, Maryland, and has generated revenues from planned principal operations. The Company has therefore emerged from the development stage as of December 31, 2009.

Recent Developments

As more fully described in Note 2, on February 19, 2010, the Company entered into an Amendment to the Exclusive License Agreement dated March 20, 2006, as amended.  Under the terms of the Exclusive License Agreement, as amended, the Company was required to pay the inventor of the Company’s proprietary technology $500,000 on February 20, 2010 and March 20, 2010.  In lieu of making such payments, the Amendment to the Exclusive License Agreement permits the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock.  The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share.

Basis of Presentation and Going Concern

The Company has a history of recurring losses, including net losses of $14.4 million and $13.5 million for the years ended December 31, 2009 and 2008, a working capital deficit of $2.4 million and an accumulated deficit of $50.4 million as of December 31, 2009.  Based on the Company’s current operating plan, its existing working capital and capital resources will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, payments under the Exclusive License Agreement, as amended, and working capital requirements through December 31, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company is seeking to raise additional capital through public and/or private placement offerings and targeting strategic partners in an effort to increase revenues.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures.  The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries New Generation Biofuels, Inc. and NGB Marketing LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to the December 31, 2008 financial statements to conform to the December 31, 2009 financial statement presentation.  These reclassifications did not materially change previously reported total assets, liabilities, stockholders’ equity or net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of the purchased license intangible asset, realization of deferred income taxes, accrued liabilities, common stock warrant liability and antidilution obligation, and the valuation of stock-based transactions.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts and do not bear interest.

Other Receivables

As of December 31, 2009, other receivables were comprised of non-trade receivables in connection with the 50 cent per gallon U.S. federal alternative fuel excise tax credit.  The Company records its alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received.

Inventories

Inventories, consisting mainly of supplies and spare parts, are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly.

Concentration of Credit Risk

The financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash balances with financial institutions and accounts receivable. At various times during the years ended December 31, 2009 and 2008, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at a financial institution in the United States.

The Company does not generally require collateral or other security to support accounts receivable. Management must make estimates of the uncollectibility of the accounts receivable.  The allowance for doubtful accounts is based on a specific review of the Company’s accounts receivable.  At December 31, 2009 and 2008, there was no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

During the year ended December 31, 2009, sales to three customers represented 36%, 32% and 32% of total product revenues, respectively.  At December 31, 2009, these customers made up 9%, 49% and 42% of accounts receivable, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to fifteen years) using the straight-line method.  Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.  Depreciation expense for the years ended December 31, 2009 and 2008 was $68,251 and $7,383, respectively.

Property and equipment consists of the following at December 31, 2009 and December 31, 2008:

	2009	2008

Furniture and fixtures	$-	$82,181
Property and equipment	1,109,571	54,439
Construction in progress	72,542	249,709
	1,182,113	386,329
Less: accumulated depreciation	(61,202)	(7,383)

Property and equipment – net	$1,120,911	$378,946

In connection with the lease termination described in Note 6, the Company wrote-off certain assets, with a net book value of $70,974, recorded in general and administrative expense during the year ended December 31, 2009.

License Agreement

As more fully described in Note 2, on March 20, 2006, the Company entered into a Perpetual License with the inventor of the Company’s proprietary technology.  As consideration, the Company agreed to pay $11.0 million in the aggregate to the Licensor.  The $11.0 million was recorded as a license agreement payable and was non-interest bearing.  The Company utilized an imputed interest rate of 14% to determine the principal owed of $7,515,552, which was recorded as an intangible asset.  The Company also issued 893,750 shares of common stock to the Licensor as additional consideration for the Perpetual License which was valued at $545,748, based on the fair market value on the date of issuance, or $0.61 per share, and recorded as an intangible asset.

The following table sets forth the change in the Company’s license agreement intangible, net during the years ended December 31, 2009 and 2008:

Balance, January 1, 2008	$8,061,300
Write-down	(1,600,369)
Amortization expense	(193,471)
Balance, December 31, 2008	6,267,460
Amortization expense	(616,472)
Balance, December 31, 2009	$5,650,988

The fair value of the Perpetual License is being amortized to cost of revenue over its useful life.  The Company has estimated the economic life of the license based upon the expected future cash flow contributions over the expected useful life to be 13 years.

Amortization expense for the years ended December 31, 2009 and 2008 was $616,472, and $193,471, respectively.  Amortization expense for each of the five succeeding years based upon the license agreement intangible as of December 31, 2009 is estimated to be approximately $620,000 annually.

Capitalized Patent Costs

Third party costs, primarily legal fees, incurred for submitting patent applications to the United States Patent and Trademark Office and other foreign authorities for patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 10 year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Capitalized patent costs, included in other assets, consists of the following at December 31, 2009 and December 31, 2008:

	2009	2008

Patent costs	$290,669	$128,072
Less: accumulated amortization	(23,700)	-

Patent costs, net	$266,969	$128,072

Patent amortization expense for the years ended December 31, 2009 and 2008 was $23,700, and $-0-, respectively.  Patent amortization expense for each of the five succeeding years based upon patents as of December 31, 2009 is estimated to be approximately $30,000 annually.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.  For the year ended December 31, 2009, no impairment charges were deemed necessary.  For the year ended December 31, 2008, the Company recorded an impairment charge in the amount of $1,600,369 related to its license agreement intangible.

Loan Payable

On June 30, 2006 the Company received a $50,000 loan from Global Energy Holdings Group, Inc. (formerly Xethanol Corporation).

Debt Discounts

Note discounts are deferred and expensed over the term of the related financing arrangement using the effective interest method.  Should the Company repay an obligation earlier than its contractual maturity, any remaining debt discounts are charged to earnings at the time of such repayment.

Common Stock Warrant Liability and Antidilution Obligation

Effective January 1, 2009, the Company adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 643,850 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment (see Note 5). These warrants had an exercise price of $6.25 per share and expire in March and May 2013.  As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and May 2008.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,543,482 to beginning accumulated deficit and $260,115 to common stock warrant liability to recognize the fair value of these warrants on such date.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

These common stock purchase warrants were initially issued in connection with the Company’s March and May 2008 Series B Preferred Stock issuance of 75,891 shares of Series B cumulative convertible preferred stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

January 1,
2009

Annual dividend yield	—
Expected life (remaining contractual life in years)	4.33
Risk-free interest rate	1.55%
Expected volatility	100%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected life. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

The Company has issued other warrants during the year ended December 31, 2009 that are accounted for as derivative liabilities (see Note 4).  At December 31, 2009, the fair value of these derivative instruments totaled $52,425 and is included on the accompanying consolidated balance sheet in common stock warrant liability and antidilution obligation.  The fair value of these derivative liabilities will be adjusted at the end of each interim accounting period as well as at the end of each fiscal year as long as they are outstanding.

Registration Rights Agreements

In connection with the sale of certain equity instruments, the Company has entered into a number of registration rights agreements. Generally, these agreements require the Company to file registration statements with the Securities and Exchange Commission (the “SEC”) to register the resale of common shares that may be issued to selling stockholders on conversion of preferred stock, to permit resale of common shares previously sold under an exemption from registration or to register the resale of common shares that may be issued on exercise of outstanding options or warrants.

If the Company determines a payment under outstanding registration rights arrangements is probable and can be reasonably estimated, a liability is recorded. As of December 31, 2009 and 2008, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liabilities as of December 31, 2009 and 2008.  For the year ended December 31, 2008, the Company recorded $230,277 in liquidated damages, which is included in general and administrative expense in the accompanying consolidated statements of operations.  For the year ended December 31, 2008, the net adjustment to fair value related to the registration rights agreements resulted in a loss of $717 and is included in net change in fair value of derivative liabilities.  During the year ended December 31, 2008, the Company issued 61,128 shares of common stock valued at $309,955 on the date of issuance in satisfaction of amounts outstanding under registration rights agreements.

Deferred Rent

Scheduled rent increases in connection with operating leases are recognized as adjustments to rental expense on a straight-line basis over the associated lease term.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Legal costs incurred in connection with loss contingencies are expenses as incurred.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met.  The Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received.  The Company classified the tax credits as revenue because (i) the tax credit enables the Company to reduce the price it charges its customers for the Company's products without an actual reduction in revenue associated with the lower prices and (ii) under current tax law, the tax credit expires on December 31, 2009 and the Company believes classifying the tax credit as a reduction in operating expenses would be potentially misleading.

Cost of Product Revenue

Cost of product revenue includes both internal and third-party fixed and variable costs including materials and supplies, labor, facilities and other overhead costs associated with its product revenues. The Company expenses the cost of idle manufacturing capacity to cost of product revenue as incurred. Shipping and handling costs are included in cost of product revenue.

Research and Development

Research and development expenditures are expensed as incurred.

Share-Based Compensation

Compensation expense for share-based payment arrangements with employees is based on the grant date fair value of awards. The Company applies the Black-Scholes option-pricing model to determine the fair value of stock options and management must use its judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Stock options and restricted stock units with performance based vesting provisions are expensed based on the Company’s estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. The Company performs periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.  Stock-based employee compensation cost is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the years ended December 31, 2009 and 2008, stock-based employee compensation expense was $3,293,318 and $3,268,363, respectively.

Stock compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options, common stock purchase warrants and restricted stock awards granted to non-employees is periodically remeasured as the underlying options or awards vest.  The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.  Stock-based compensation cost to non-employees is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the years ended December 31, 2009 and 2008, stock-based compensation expense to non-employees was $35,684 and $637,005, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Income Taxes

The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using the enacted rates in effect in the years in which the differences are expected to reverse.  The Company establishes a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that deferred tax assets will be realized.

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates.  As of December 31, 2009 and 2008, the Company had no uncertain tax positions and no unrecognized tax benefits.  Potential interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.  The Company has not incurred any penalties relating to income taxes recognized in the consolidated financial statements as of and for the years ended December 31, 2009 and 2008.

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

As of December 31, 2009 and 2008, there were 20,990,376 and 11,539,937, respectively, shares of common stock equivalents including options (8,954,845 shares of common stock as of December 31, 2009 and 6,566,289 shares of common stock as of December 31, 2008), non employee options (1,741,000 shares of common stock as of December 31, 2009 and 1,591,000 shares of common stock as of December 31, 2008), and warrants (10,294,531 shares of common stock as of December 31, 2009 and 3,382,648 shares of common stock as of December 31, 2008) excluded from the computation of diluted earnings per share because the inclusion of such shares have been anti-dilutive. As of December 31, 2009 and 2008, there were 18,400 and 26,400, respectively, shares of Series A Convertible Preferred Stock outstanding which are convertible into 566,082 and 660,000, respectively, shares of common stock excluded from the computation of diluted earnings per share because the inclusion of such shares have been anti-dilutive. As of December 31, 2009 and 2008, there were 45,785 and 72,126, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,744,078 and 1,697,082, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares have been anti-dilutive

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and loan payable approximate their fair values.

The Company recorded its liability pertaining to the acquisition of its license agreement intangible at the estimated fair value at the time of acquisition, using a discount rate then prevailing, based on management’s estimate of the rate at which the Company would have been able to secure financing with similar terms.  The Company uses the effective interest method to amortize the total imputed interest  over the life of the liability. The license agreement payable, which was recorded at fair value using a discount rate of 14%, the market rate for similar instruments at the time of acquisition.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Description	December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$567,647	$567,647	$–	$–
Total assets	$567,647	$567,647	$–	$–
Liabilities:
Derivative - warrants	$52,425	$–	$–	$52,425
Antidilution obligation	$58,449	$–	$–	$58,449
Total liabilities	$110,874	$–	$–	$110,874

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2009 to December 31, 2009:

Derivative – warrants and antidilution obligation
Balance at January 1, 2009	$260,115
Transfers to (from) Level 3(1)	2,158,420
Adjustment to fair value included in earnings (2)	205,609
Balance March 31, 2009	$2,624,144
Transfers to (from) Level 3(3)	(2,648,883)
Adjustment to fair value included in earnings (2)	2,935,039
Balance June 30, 2009	$2,910,300
Transfers to (from) Level 3(3)	(1,404,161)
Adjustment to fair value included in earnings (2)	(1,343,577)
Balance September 30, 2009	$162,562
Transfers to (from) Level 3(3)	–
Adjustment to fair value included in earnings (2)	(51,688)
Balance December 31, 2009	$110,874

(1)
Represents increase in derivative liability of $2,214,371 related to the detachable warrants issued to investors in connection with the March 2009 Private Placement, increase in antidilution obligation of $102,500 in connection with the March 2009 Private Placement, offset by $158,451 reclassification of derivative liability in association with Series B Preferred Stock antidilution triggering event related to the detachable warrants issued to Series B Preferred Stock investors.

(2)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The fair value of the antidilution obligation is calculated using an estimate of the number of shares (82,322 shares) to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value ($0.71)of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  For the year ended December 31, 2009, the net adjustment to fair value resulted in a loss of $1,745,383 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

(3)
Represents reclassification of derivative liability in connection with waiver of antidilution provision related to the detachable warrants issued to investors in connection with the March 2009 Private Placement.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) established the “FASB Accounting Standards Codification ™” (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ended after September 15, 2009. The Codification has changed the manner in which GAAP guidance is referenced, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Subsequent Events

The Company has evaluated subsequent events occurring through the filing date of these consolidated financial statements and has determined that all appropriate subsequent event disclosures, if any, have been made in the Notes to Consolidated Financial Statements (see Note 9).

NOTE 2 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “Perpetual License”) with the inventor of its proprietary technology (the “Technology”), Ferdinando Petrucci (the “Licensor”), to obtain an exclusive Perpetual License to manufacture, use and sell the Technology in North America, Central America and the Caribbean as well as other territories that may be added by mutual agreement of the parties to the Perpetual License.  Pursuant to the agreement the Company agreed to pay $11.0 million in the aggregate to the Licensor.  The $11.0 million was recorded as a license agreement payable and was non-interest bearing.  The Company utilized an imputed interest rate of 14% to determine the principal owed of $7,515,552.  The Company classified the $7,515,552 as an intangible asset.  The Company also issued 893,750 shares of common stock to the Licensor as additional compensation for the Perpetual License.  The $11.0 million was to be payable to the Licensor as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the succeeding seven years.  For the years ended December 31, 2009 and 2008, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $537,661 and $536,581, respectively.

On September 11, 2006, the Perpetual License was amended to extend to December 31, 2006 each of the following: (i) the due date of the $1.0 million payment that was due on September 20, 2006, (ii) the expiration of the option to add South America, excluding Paraguay, to the covered territory, and (iii) the deadline to file a registration statement with the SEC with respect to the Company’s securities, to December 31, 2006.

On December 13, 2006, the Perpetual License, as amended, was further amended: (i) to require the Company to make a $400,000 payment by December 15, 2006; (ii) to reduce to $600,000 the $1.0 million payment due December 31, 2006 and to extend the due date for such payment to July 31, 2007.  In addition, the due date for the $1.5 million payment which was scheduled for March 20, 2007 was extended to October 31, 2007.  The Company made the required $400,000 payment on December 15, 2006.

On November 3, 2007, the Perpetual License, as amended, was further amended: (i) to extend the October 31, 2007 payment of $1,500,000 until November 15, 2007 and (ii) the Company agreed to prepay $500,000 of the $1,000,000 that was due on March 20, 2008.

On November 9, 2007, the Perpetual License, as amended, was further amended to extend the $2,000,000 due on November 15, 2007 to November 29, 2007. Additionally, the remaining payment of $500,000 that was due on March 20, 2008 was extended to February 20, 2008.  The $1,000,000 payment due on March 20, 2009 was extended to February 20, 2009.  Of the $1,000,000 payment due on March 20, 2010, $500,000 was to be prepaid on February 20, 2010.  In December 2007, the Company paid $1,500,000 of the $2,000,000 due on November 29, 2007.

On February 20, 2008, the Perpetual License, as amended, was further amended, to extend the remaining $500,000 that was due on November 29, 2007 to March 20, 2008.  Additionally, the due date for the $500,000 payment due February 20, 2008 was extended to March 20, 2008.

On March 20, 2008, the Company paid $150,000 of the $1,000,000 payment due on March 20, 2008.  On March 23, 2008, the Perpetual License, as amended, was further amended, to extend the remaining $850,000 March 20, 2008 payment until the closing of the Company’s next financing, with net proceeds that exceeded $850,000.  On April 3, 2008, the Company paid the remaining $850,000.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

On January 8, 2009, the Perpetual License, as amended, was further amended, to allow the Company to issue 925,000 shares of common stock in lieu of the $1,000,000 payment due on February 20, 2009.  The fair value of the shares issued was $758,500, or $0.82 per share, resulting in a gain on debt extinguishment of $241,500 for the year ended December 31, 2009.

On February 19, 2010, Perpetual License, as amended, was further amended, to allow the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock in lieu of making the $500,000 payments due on February 20, 2010 and March 20, 2010.  The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share, resulting in a gain on debt extinguishment of $154,000 for the period subsequent to December 31, 2009.

The following is a schedule of future payment requirements under the Perpetual License, as amended:

Year ended December 31,	Amount Due
2010	1,000,000
2011	1,000,000
2012	1,000,000
2013	1,000,000
2014	1,000,000
5,000,000
Unamortized discount	(997,741)
$4,002,259

NOTE 3 – OPTIONS, RESTRICTED STOCK, STOCK AND WARRANTS

In October 2007, the Company’s board of directors approved an Omnibus Incentive Plan (the “Incentive Plan”) to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The Company’s shareholders approved the Incentive Plan at their annual meeting in November 2007. Options granted under the Incentive Plan may include non-qualified stock options as well as incentive stock options intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares of common stock that are reserved for issuance under the Incentive Plan must not exceed 2.7 million shares.

In April 2009, the Company’s board of directors and shareholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 2.7 million to 6.4 million shares. Other than this increase in the number of shares reserved for issuance, all other provisions of the Incentive Plan will remain the same as adopted in October 2007 by the Company’s board of directors and in November 2007 by the Company’s shareholders.

Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest immediately or in equal installments over three years of continuous service and have a ten year contractual term.

Employee Options

The fair value of employee stock option awards for the years ended December 31, 2009 and 2008 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2009	2008
Weighted average grant date fair value	$0.72	$3.88
Dividend yield	0.0%	0.0%
Risk free rate of return	1.54 – 2.93%	1.63 – 3.28%
Expected life in years	4.4 – 6.0	3.0 – 5.0
Volatility	100-106%	100%

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of the status of the Company’s employee options outstanding as of December 31, 2009 and the changes during the year ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	6,566,289	$2.85	8.10
Granted	3,372,254	$1.06	9.37
Forfeited or cancelled	(983,698)	$1.27	7.74
Options outstanding at December 31, 2009	8,954,845	$2.35	7.98
Vested and expected to vest at December 31, 2009	6,878,959	$2.45	7.68	$–
Options exercisable at December 31, 2009	5,978,106	$2.58	7.44	$–

Options exercisable at December 31, 2009 do not include 2,075,886 performance based options. The Company recognizes compensation cost for performance based options once the performance milestones are probable of achievement. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2009. This amount changes based upon changes in the fair market value of the Company’s common stock.

The Company recognized $2,623,403 and $3,225,711 in compensation expense for stock options issued to employees for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2009, there was approximately $900,000 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Non-Employee Options

The fair value of non-employee stock option awards for the years ended December 31, 2009 and 2008 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its non-employee stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2009	2008
Weighted average grant date fair value	$0.78	$4.82
Dividend yield	0.0%	0.0%
Risk free rate of return	3.7%	1.53 – 3.28%
Expected life in years	10	3.0 – 5.0
Volatility	99%	100%

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of the status of the Company’s non-employee options outstanding as of December 31, 2009 and the changes during the year ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	1,591,000	$6.02	3.38
Granted	150,000	$1.04	9.10
Forfeited or cancelled	–	$–	–
Options outstanding at December 31, 2009	1,741,000	$5.59	7.50
Vested and expected to vest at December 31, 2009	191,000	$4.87	8.10	$–
Options exercisable at December 31, 2009	141,000	$6.23	7.75	$–

Options exercisable at December 31, 2009 do not include 1,550,000 performance based options.  The Company recognizes compensation cost for performance based options once the performance milestones are probable of achievement. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The Company recognized $35,684 and $426,178 in compensation expense for stock options issued to non-employees for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2009, there was approximately $3,300 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.2 years.

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

In May 2008, the Company granted under the Equity Compensation Plan 69,489 restricted shares to certain employees based on achieving certain 2007 performance targets. The number of shares was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee. The restricted stock was granted at $6.40 per share.  The Company issued the 31,989 restricted shares during the year ended December 31, 2009.

In March 2009, the Company granted and issued under the Equity Compensation Plan 585,015 restricted shares to certain employees based on a salary reduction plan whereby employee’s salary was reduced by 30% and the employees were granted restricted shares and stock options in lieu of their reduced cash compensation. The restricted stock was granted at $0.80 per share.  The options were granted at an exercise price of $0.90 per share.

In April 2009, the Company granted and issued 100,000 restricted shares to its former President and Chief Executive Officer as part of a separation agreement.  The restricted stock was granted at $0.87 per share.

In April 2009, the Company granted and issued under the Equity Compensation Plan 555,585 restricted shares to certain employees based on achieving certain 2008 performance targets as determined by the Compensation Committee and 29,531 restricted shares to an employee.  The grant was approved by the Compensation Committee. The number of restricted shares issued was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee.  The restricted stock was granted at $1.25 per share.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

In July 2009, the Company issued and granted under the Equity Compensation Plan 260,833 restricted shares to an employee vesting in July 2010. The grant was approved by the Compensation Committee.  The restricted stock was granted at $0.99 per share.

In September 2009, subsequent to the termination of the salary reduction plan, the Company cancelled 585,015 shares of previously issued and unvested restricted stock in connection with the salary reduction plan and re-issued 201,317 shares of fully vested restricted stock.  The restricted stock was granted at $0.80 per share.

Information with respect to all of the Company’s restricted share awards is as follows:

	Shares	Weighted Average Fair Value
Awards outstanding at January 1, 2009	69,489	$6.40
Granted	1,732,281	$0.98
Forfeited and cancelled	(622,515)	$1.14
Awards outstanding at December 31, 2009	1,179,255	$1.22

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2009	69,489	$6.40
Granted	1,732,281	$0.98
Vested	(211,980)	$1.08
Forfeited and cancelled	(622,515)	$1.14
Non-vested awards outstanding at December 31, 2009	967,275	$1.05

The Company recognized $644,916 and $42,652 in compensation expense for restricted stock awards issued to employees for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2009, there was approximately $1,300,000 of total unrecognized compensation expense related to unvested employee restricted stock awards.  This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Grants

In March 2009, the Company issued 25,000 shares of non-restricted common stock to its President and Chief Executive Officer, included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2008, as part of his employment agreement.  The restricted stock was issued at $1.00 per share.

In December 2009, the Company issued 29,070 shares of non-restricted common stock to its President and Chief Executive Officer as part of his employment agreement.  The restricted stock was issued at $0.86 per share.

The Company recognized $25,000 in compensation expense for non-restricted stock awards issued to its President and Chief Executive Officer for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense in the consolidated statements of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Warrants to Purchase Common Stock

The fair value of warrants to purchase common stock for the years ended December 31, 2009 and 2008 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its warrants to purchase common stock.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2009	2008
Weighted average grant date fair value	$0.61	$4.35
Dividend yield	0.0%	0.0%
Risk free rate of return	1.72 – 2.53%	2.46 – 3.17%
Expected life in years	4.5 – 5	5
Volatility	99-105%	100%

The following table summarizes the Company’s warrant activity for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	3,196,565	$3.85
Issued to investors in connection with the sale of Series B Preferred Stock	467,083	$6.25
Issued to non-employees for services	264,100	$4.85
Exercised	(545,100)	$1.82
Warrants outstanding at December 31, 2008	3,382,648	$4.52
Issued to investors in connection with the sale of common stock	5,144,251	$0.98
Exchange warrants issued to investors in connection with March 2009 Private Placement	97,792	$1.00
Issued non-employees for services	1,352,807	$1.10
Issued to investors in connection with waivers of antidilution provisions	414,825	$0.90
Canceled	(97,792)	$3.00
Warrants outstanding at December 31, 2009	10,294,531	$1.95

The following table summarizes the Company’s warrants outstanding at December 31, 2009:

Number of Warrants	Exercise Prices	Expiration Dates

5,275,788	$0.90	2014
97,792	$1.00	2014
875,000	$1.09	2014
158,480	$1.50	2011
340,000	$1.50	2012
761,095	$1.60	2014
100,000	$2.00	2011
100,000	$2.25	2011
77,920	$2.50	2011
9,000	$2.53	2013
796,058	$3.00	2011
50,000	$3.50	2013
28,333	$4.00	2013
62,083	$4.00	2012
950,357	$5.25	2012
589,875	$6.00	2012
22,750	$9.00	2012
10,294,531

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 4 – COMMON STOCK

In March 2009, the Company completed a private placement (the “March 2009 Private Placement”) of 3,957,500 shares of common stock, at a price of $0.80 per share to “accredited investors” as defined under the Securities Act of 1933, as amended (the “Securities Act”).  The gross proceeds from the March 2009 Private Placement were $3.2 million and net proceeds, after deducting placement agent's fees and estimated offering expenses payable by the Company, were approximately $3.1 million.  Each investor in the March 2009 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share (the “$0.90 warrants”). The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The $0.90 warrants and the March 2009 Placement Agent Warrants had a fair value of $2,163,943 on the date of issuance based on the Black-Scholes options pricing method.

In addition, the Company exchanged new warrants at an exercise price of $1.00 per share with investors that participated in the Company’s 2008 Series B Private Placement (see Note 5) and invested a specified amount in the March 2009 Private Placement (the “$1.00 warrants”).  Under this exchange, the Company canceled and reissued warrants to purchase a total of 97,792 shares.  The warrants are exercisable at any time after the six month anniversary but prior to the fifth anniversary of the issue date, either for cash or by means of a “cashless exercise.” The $1.00 warrants had a fair value of $50,428 on the date of issuance based on the Black-Scholes options pricing method.

The March 2009 Private Placement contains certain antidilution provisions.  If the Company issues additional shares of common stock or convertible securities in a financing transaction in the succeeding fifteen (15) months from the March 2009 Private Placement with a purchase price or conversion price less than $0.80 per share, the Company will issue additional shares of its common stock to the investors in the March 2009 Private Placement, up to a maximum cap of 82,322 additional shares.  This cap ensures that the number of shares issued to all investors in the March 2009 Private Placement and pursuant to the antidilution provisions in the aggregate will not exceed the maximum number of shares that the Company can issue under NASDAQ rules without shareholder approval, which is slightly less than 20% of the Company’s common stock outstanding prior to the March 2009 Private Placement.  Similarly, if the Company issues additional warrants in a financing transaction in the succeeding fifteen (15) months from the March 2009 Private Placement with an exercise price less than $0.90 per share, the Company will reduce the exercise price of the warrants issued in the March 2009 Private Placement to the price of the warrants in the subsequent financing transaction (but the number of shares underlying the warrants will not change).  The antidilution adjustments do not apply to certain excluded issuances of equity securities or warrants, such as securities not issued in capital raising transactions (for example, to customers, suppliers, joint venture partners or the Company's Technology Licensor) or in connection with equity awards that the Company grants to employees, consultants and directors under employee benefit plans approved by the Company's board of directors.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 but did not enter into any registration rights agreements in connection with the March 2009 Private Placement.

The $0.90 warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature.  The Company recorded a $2,063,562 common stock warrant liability at the issuance date related to the $0.90 warrants.

The $1.00 warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature.  The Company recorded a $50,428 common stock warrant liability at the issuance date related to the $1.00 warrants.

For services rendered in connection with the March 2009 Private Placement, the Company paid the March 2009 Placement Agent cash commissions of $122,080 and issued warrants to purchase 190,750 shares of common stock (the “March 2009 Placement Agent Warrants”). The March 2009 Placement Agent Warrants had a fair value of $100,381 on the date of issuance based on the Black-Scholes option pricing model.  The March 2009 Placement Agent Warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature.  The Company recorded a $100,381 common stock warrant liability at the issuance date related to the March 2009 Placement Agent Warrants.

On June 29, 2009, the Company entered into a Warrant Waiver Agreement with an investor in the March 2009 Private Placement.  The investor agreed to waive the exercise price reset feature in the $0.90 warrants.  On the effective date of this amendment, the change in fair value from the most recent reporting date to the effective date of the amendment was recorded in the consolidated statements of operations and the then-current fair value of the warrants $2,648,883 was reclassified from common stock warrant liability to additional paid-in capital.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

On September 23, 2009, the Company entered into Warrant Waiver Agreements with the remaining investors and the March 2009 Placement Agent in the March 2009 Private Placement.  The investors and the March 2009 Placement Agent agreed to waive the exercise price reset feature in the remaining $0.90 warrants.  On the effective date of these amendments, the change in fair value from the most recent reporting date to the effective date of the amendment was recorded in the consolidated statements of operations and the then-current fair value of the warrants $1,404,161 was reclassified from common stock warrant liability to additional paid-in capital.

In connection with the Warrant Waiver Agreements described in the preceding paragraphs, the Company issued new five-year warrants to purchase 414,825 shares of common stock at $0.90 per share.  The warrants had a fair value of $405,304 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants is included in additional paid-in capital.

For the year ended December 31, 2009, the net adjustment to fair value related to the $0.90 Warrants and March 2009 Placement Agent Warrants resulted in a loss of $1,889,100 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

For the year ended December 31, 2009, the net adjustment to fair value related to the $1.00 Warrants resulted in a loss of $1,999 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

The Company has determined that the antidilution provisions in the March 2009 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment.  The Company estimated the fair value of the antidilution obligation to be $102,500 at the issuance date.  At December 31, 2009, the fair value of the antidilution obligation was calculated using an estimate of the number of shares (82,322 shares) to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value ($0.71) of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  For the year ended December 31, 2009, the net adjustment to fair value resulted in a gain of $44,051 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

In July 2009, the Company completed a registered  direct offering of 3,044,381 shares of common stock and warrants to purchase 608,876 shares of common stock (the “July 2009 Offering”).  The common stock and the warrants were sold in units at a price of $1.05 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at an exercise price of $1.60 per share. The gross proceeds of the July 2009 Offering were $3.2 million and net proceeds, after deducting the placement agent’s fees and estimated offering expenses payable by the Company, were approximately $2.7 million.  The warrants have a five year term from the date of issuance, will not be exercisable prior to six months after issuance and will include provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events. The warrants had an estimated fair value of $580,993 on the date of issuance based on the Black-Scholes options pricing method.  The estimated fair value of the warrants is included in additional paid-in capital.  For services rendered in connection with the July 2009 Offering, the Company issued warrants to purchase 152,219 shares of common stock to the placement agent.  The warrants had a fair value of $145,248 on the date of issuance based on the Black-Scholes option pricing model.    The estimated fair value of the warrants is included in additional paid-in capital.  All of the securities were offered pursuant to an effective shelf registration statement.

In December 2009, the Company completed a registered direct offering of 1,926,250 shares of common stock and warrants to purchase 577,875 shares of common stock (the “December 2009 Offering”).  The common stock and the warrants were sold in units at a price of $0.80 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock at an exercise price of $0.90 per share. The gross proceeds of the December 2009 Offering were $1.5 million and net proceeds, after deducting the placement agent’s fees and estimated offering expenses payable by the Company, were approximately $1.3 million.  The warrants have a five year term from the date of issuance, will not be exercisable prior to six months after issuance and will include provisions providing for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events.  The warrants had an estimated fair value of $296,953 on the date of issuance based on the Black-Scholes options pricing method.  The estimated fair value of the warrants is included in additional paid-in capital.  For services rendered in connection with the December 2009 Offering, the Company issued warrants to purchase 134,838 shares of common stock to the placement agent.  The warrants had a fair value of $69,289 on the date of issuance based on the Black-Scholes option pricing model.    The estimated fair value of the warrants is included in additional paid-in capital.  All of the securities were offered pursuant to an effective shelf registration statement.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

On May 9, 2007, the Company completed the offering (the “Series A Private Placement”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at price of $100.00 per share to “accredited investors” as defined under the Securities Act. The gross proceeds were $2,795,000. Under the terms of the Series A Private Placement, each investor had the option to purchase additional securities up to the amount initially purchased on the same terms as those of the Series A Private Placement (the “Subscriber Option”). On June 8, 2007, the Company sold an additional 14,600 shares of Series A Preferred Stock at price of $100.00 per share in connection with exercises of the Subscriber Option. The gross proceeds were $1,460,000.

At any time prior to the third anniversary of the initial date of issuance, any holder of Series A Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock calculated by multiplying the number of shares to be converted by such shares’ “stated value” ( i.e. , $100 per share plus the amount of all dividends accumulated thereon) and dividing the result by the “conversion price” then in effect.  The initial conversion price of each share of Series A Preferred Stock is $4.00, and each share of Series A Preferred Stock is initially convertible into 25 shares of the Company's common stock.  Upon the third anniversary of the date of issuance, each share of Series A Preferred Stock shall automatically, and without any action on the part of the holder, convert into that number of shares of the Company's common stock computed by dividing such share’s “stated value” by the “conversion price” then in effect.  The “conversion price” is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock. The Series A Preferred Stock is not redeemable.

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock, subject to any restrictions on dividends under Florida law.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock. As of December 31, 2009 and 2008, accrued dividends for the Series A Preferred Stock were $424,313 and $360,905, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, December 31, 2009, the liquidation value of the Series A Preferred Stock was $2,264,328.

Each investor in the Series A Private Placement also received a warrant exercisable for a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series A Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.00 per share. At any time following the first anniversary of the closing date and provided that the shares of common stock issuable upon exercise of the warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the warrants may also be exercised by means of a “cashless exercise.” The warrants had a fair value of $2,610,882 on the date of issuance based on the Black-Scholes options pricing method.  The estimated fair value of the warrants was included in additional paid-in capital.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the stated value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the board of directors and paid by the Company on the common stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the stated value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at stated value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in stated value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. As of December 31, 2009 and 2008, accrued dividends on the Series B Preferred Stock were $653,690 and $404,464, respectively.

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

Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of common stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the stated value plus all accrued dividends not previously paid or added to stated value. As of the most recent balance sheet date, December 31, 2009, the liquidation value of the Series B Preferred Stock was $5,232,234.

Each investor in the Series B Private Placement also received a warrant exercisable for a number of shares of common stock equal to 25% of the number of shares of common stock into which the Series B Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.25 per share. Both the Series B Preferred Stock and the warrants include antidilution provisions that, if triggered, could result in a reduction of the conversion price of the Series B Preferred Stock or the exercise price of the warrants, but not below $3.00 per share. The warrants have a fair value of $2,032,739 based on the Black-Scholes option pricing method.  The estimated fair value of the warrants was included in additional paid-in capital.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company was required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement. The Company filed the registration statement on May 30, 2008, within the required time period. Since the registration statement was not declared effective by the SEC within 180 days of the initial required filing date, during the year ended December 31, 2008 the Company recorded an expense of $43,986 for 1% of the shares issued in the March 31, 2008 Series B Private Placement. The registration statement was declared effective by the SEC on November 24, 2008.

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

In conjunction with the March 2009 Private Placement, as noted in Note 4 above, the antidilution provisions were triggered. The conversion price of the Series B Preferred Stock and the exercise price of the warrants were reset to $3.00 per share. The Company recorded $4,005,161 as an additional deemed dividend related to the beneficial conversion feature during the year ended December 31, 2009. The additional beneficial conversion feature was calculated based on the number of shares that would be received upon conversion based on the adjusted conversion price.  The Company then compared the number of shares that would be received upon conversion based on the adjusted conversion price with the number that would have been received prior to the occurrence of the contingent event.  The excess number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value resulting from the resolution of the contingency and the corresponding adjustment to the conversion price.

In connection with the Series B Private Placement, the Company paid a commission of $249,288, issued 3,514 shares of Series B Preferred Stock and warrants exercisable for 197,437 shares of common stock as consideration for investors introduced to the Company. The warrants had a fair value of $770,858 on the date of issuance based on the Black-Scholes option pricing model. The estimated fair value of the warrants was included in additional paid-in capital.

As discussed in Note 1, effective January 1, 2009, the Company reclassified the fair value of the Series B Private Placement common stock purchase warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and May 2008.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,543,482 to beginning accumulated deficit and $260,115 to common stock warrant liability to recognize the fair value of these warrants on such date.

In conjunction with the March 2009 Private Placement, as noted in Note 4 above, the antidilution provisions were triggered in the Series B Private Placement common stock purchase warrants.  The exercise price of the warrants was reset to $3.00 per share.  Accordingly, the change in fair value from the most recent reporting date to the date of March 2009 Private Placement was recorded in the consolidated statements of operations and the then-current fair value of the warrants $158,451 was reclassified from common stock warrant liability to additional paid-in capital.

For the year ended December 31, 2009, the net adjustment to fair value related to the Series B Private Placement common stock purchase warrants resulted in a gain of $101,665 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The ability of the Company to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors.

NOTE 6 – LEASE TERMINATION

On March 14, 2008, the Company entered into a lease agreement for office space in Lake Mary, Florida. The lease was secured by a Letter of Credit for $175,000. In June 2009, the Company entered into negotiations with the landlord to terminate the agreement. Accordingly, the Company did not make the June 2009 rental payment in accordance with the terms of the agreement. As a result, the landlord drew on the $175,000 Letter of Credit due to the lease payment default as per the terms of the agreement. On August 31, 2009, the Company settled the early termination of the lease agreement with the landlord. In exchange for full settlement of the lease and release of further liabilities, the Company agreed to allow the landlord to retain all of the remaining office furniture along with an additional payment of $85,000.  For the year ended December 31, 2009, the Company recognized lease termination expense of $330,974 which consists of the $175,000 Letter of Credit, $85,000 additional payment, and $70,974 for the disposal of property and equipment. These amounts are included in general and administrative expense in the consolidated statements of operations.

NOTE 7 – INCOME TAXES

The reconciliation of income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows:

	2009	2008
Tax at statutory rate	$(6,490,000)	$(5,839,000)
State taxes, net of federal benefit	(467,000)	(339,000)
Permanent differences and other	(1,828,000)	2,718,000
Change in valuation allowance	8,785,000	3,460,000
Income tax expense	$-	$-

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates.  As of December 31, 2009 and 2008, the Company had no uncertain tax positions and no unrecognized tax benefits.  Potential interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.  The Company has not incurred any penalties relating to income taxes recognized in the consolidated financial statements as of and for the years ended December 31, 2009 and 2008.

The following table sets forth the detail of the Company’s deferred taxes:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$8,961,000	$5,604,000
Intangible assets and property, plant and equipment	789,000	549,000
Stock option expense	5,180,000	18,000
Other	122,000	96,000
Total deferred tax assets	$15,052,000	$6,267,000
Valuation allowance	(15,052,000)	(6,267,000)
Net deferred tax assets	$-	$-

At of December 31, 2009, the Company has federal and state net operating loss carryforwards of approximating $23,775,000.  The federal net operating loss carryforwards will begin to expire in 2026 unless utilized.

Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%.  A valuation allowance of $15,052,000 and $6,267,000 has been recognized to offset the deferred tax assets at December 31, 2009 and 2008 as realization of such assets is uncertain.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is a party to a sublicense agreement with Global Energy Holdings, Inc. (formerly Xethanol Corporation, “Global Energy”), a renewable fuels company engaged in the production and sale of ethanol and its by-products, that the Company entered into in April 2006.  Under this agreement, the Company granted Global Energy a ten-year exclusive right, subject to certain retained rights of use, to make and sell the Company’s biofuel and other products using its proprietary chemical additives. The license is exclusive within the eastern United States and includes a non-exclusive right to sell certain other products anywhere in North America, Central America and the Caribbean.  The Company is obligated to supply Global Energy with the proprietary additives for its production of products, including biofuel, at a purchase price equal to the lesser of the Company’s actual cost of the raw materials for the additives plus 10 percent or the lowest price charged to a third party that is not controlled by the Company. The sublicense agreement requires Global Energy to pay the Company a quarterly royalty per gallon of product sold directly or indirectly by or through Global Energy equal to the lesser of a fixed amount and the lowest royalty per gallon that the Company charges any other sublicensed third party not controlled by the Company. Global Energy is obligated to pay this royalty with respect to a minimum of 20 million gallons of fuel during the first 12 months following the date that the Company informs Global Energy that it is ready to accept orders for the additives and provide the necessary engineering specifications for a process plant to produce products, including biofuel, using the technology. Thereafter, the required minimum volume increases by 10 million gallons in each subsequent 12 month period during the term. If Global Energy fails to pay the minimum mandatory royalties during the first three years, the Company may terminate the sublicense or convert it to a non-exclusive basis. After the first three years, a failure to pay the minimum royalties results in the automatic conversion of the sublicense to a non-exclusive basis. The sublicense will automatically renew at the end of the initial 10 year term for successive one year terms, and the rate will adjust in accordance with the GNP Implicit Price Deflator, as defined in the agreement.

Concurrently with the sublicense, the Company also entered into a Technology Access Agreement with Global Energy which provides Global Energy access to the formula and know how to manufacture the additives if the Company suffers certain bankruptcy events or is involved in a change of control in which the acquiring entity is a competitor of Global Energy.

In October 2007, the Company entered into a stock purchase and termination agreement with Global Energy in which it agreed, subject to raising the requisite financing, to purchase from Global Energy 5,460,000 shares of the Company’s common stock, and upon the repurchase of the shares, to cancel all existing agreements with Global Energy and to terminate any further commercial relationship between the parties. The Company did not raise the necessary funds and ultimately Global Energy terminated the stock purchase and termination agreement, effective January 17, 2008.

In March 2009, Global Energy sold its remaining 5,301,300 shares of the Company’s common stock to 2020 Energy, LLC, the Company’s largest shareholder.  In connection with the sale of the Company’s common stock, Global Energy agreed to assign its rights under the sublicense agreement to 2020 Energy, LLC.  In November 2009, Global Energy filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court for the District of Delaware to protect its assets and restructure its business.  The Company is uncertain as to whether the assignment has been completed.  As of December 31, 2009, the Company has not received any royalties pursuant to the sublicense agreement.

In March 2009, the Company entered into an addendum to its Exclusive License Agreement with PTJ Bioenergy Holdings, Ltd. under which the Company in consideration of the rights in product improvements made by the Company, as defined in the agreement, agreed to pay fees and royalty payments to PTJ Bioenergy Holdings, Ltd. based on a percentage of specified sales of product.  No expense was recognized under the agreement for the year ended December 31, 2009.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

At December 31, 2009, the Company’s minimum commitments under non-cancelable operating leases were as follows:

Year ending December 31,

2010	$1,107,444
2011	1,140,667
2012	1,174,887
2013	900,844
Total minimum lease payments	$4,323,842

For the years ended December 31, 2009 and 2008, rent and terminaling service expense under operating leases included in cost of product revenue was $926,630 and $-0-, respectively.  For the years ended December 31, 2009 and 2008, rent and terminaling service expense under operating leases included in general and administrative expense was $319,775 and $163,406, respectively.

On or about January 4, 2010, the Company was notified that it was in default under the Lease Agreement and Services Agreement primarily due to its failure to pay rent in the amount of $320,000.  The Company is seeking to negotiate a settlement of the amounts owed and to restructure the remaining obligations under the agreements.  There can be no assurance that the Company will be successful in negotiating a settlement with the landlord, and the landlord may terminate the lease as a result of the Company’s default and, among other potential remedies, accelerate the Company’s obligations due under the agreements.  As of December 31, 2009, accrued and unpaid rent under the agreements totaled approximately $362,500 and is included in accounts payable and accrued expenses on the consolidated balance sheets.

At December 31, 2009, the Company had three non-cancelable operating leases expiring at various times through July 31, 2010.  For the years ended December 31, 2009 and 2008, rent expense for other minor operating leases for corporate offices included in general and administrative expense was $70,206 and $85,304, respectively.

In August 2008, the Company settled a lawsuit with a former consultant involving claims for breach of contract and specific performance in order to avoid uncertainties and potential litigation expenses. Pursuant to the settlement agreement, the Company modified the exercise price and the quantity of stock warrants originally issued to the former consultant.  Accordingly, for the year ended December 31, 2008, the Company recorded a legal settlement expense of $359,595.

NOTE 9 – SUBSEQUENT EVENTS

In February 2010, the Company completed a private placement (the “February 2010 Private Placement”) of 1,890,858 shares of Common Stock, at a price of $0.69 per share to “accredited investors” under the Securities Act. The gross proceeds from the February 2010 Private Placement were $1,305,000 and approximately $1,200,000 in net proceeds, after deducting finders’ fees.  Each investor in the February 2010 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date

Each investor who subscribed for units will have an option to purchase additional units consisting of shares of common stock and warrants during an exercise period ending 30 days after a registration statement registering shares issued in the February 2010 Private Placement is declared effective by the SEC.  The option warrants will have the same exercise price, terms and conditions as the other warrants issued in the February 2010 Private Placement. Subject to NASDAQ listing approval and determination that shareholder approval is not required for the issuance of option units, the option will permit purchases of up to the number of units initially purchased in the 2010 February Private Placement.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The 2010 February Private Placement also included certain antidilution provisions for the benefit of investors. If at any time prior to six (6) months after the registration statement is declared effective the Company issues additional equity securities in a “financing transaction” (as defined in the transaction documents) with a purchase price less than the unit price or issues convertible securities with a purchase price less than the unit price, the Company is obligated to issue additional shares of common stock to investors in the 2010 February Private Placement so that the aggregate number of shares received by the investor is equal to the number of shares of common stock that the investor would have received if the same dollar amount had been invested at the purchase price of the additional equity securities.  There are no anti-dilution provisions in the warrants.  The total number of shares issued to all investors in the 2010 February Private Placement and pursuant to anti-dilution provisions will not exceed the maximum number of shares that may be issued without our obtaining shareholder approval under listing rules of the NASDAQ Capital Market.

In connection with the 2010 February Private Placement, the Company agreed to register the resale of the shares issued in the 2010 February Private Placement or upon exercise of the option, but excluding shares underlying the warrants.  The Company is required to file the registration statement within 10 days of closing.  The Company is obligated to maintain the effectiveness of the registration statement indefinitely, until the shares have been disposed of in accordance with the registration statement, the shares have been distributed to the public or could be sold by the investor pursuant to Rule 144 under the Securities Act, or the shares have ceased to be outstanding.

On February 19, 2010, the Perpetual License, as amended, was further amended, to allow the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock in lieu of making the $500,000 payments due on February 20, 2010 and March 20, 2010.  The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share, resulting in a gain on debt extinguishment of $154,000 for the period subsequent to December 31, 2009.