Form 10-K/A
period 2009-12-31
New Generation Biofuels Holdings, Inc
filed 2010-04-30
CIK 1268236

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

		Page
Explanatory Note

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accounting Fees and Services	15

PART IV
Item 15.	Exhibits and Financial Statement Schedules	16
	Signatures	17
	Index to Exhibits	18
	Certifications

EXPLANATORY NOTE

New Generation Biofuels Holdings, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers. There are no family relationships between any director or executive officer.

Cary J. Claiborne has served as our President, Chief Executive Officer and a Director since March 2009 and served as our Chief Financial Officer from December 2007 until March 2010. Prior to joining New Generation Biofuels, Mr. Claiborne served as the Chief Financial Officer of Osiris Therapeutics, a publicly traded biotech company from 2004 to 2007. From 2001 to 2004, Mr. Claiborne was the Vice President, Financial Planning and Analysis at Constellation Energy. Mr. Claiborne spent the first 15 years of his career at General Electric. Mr. Claiborne earned an MBA in Finance from Villanova University and a BA in business administration from Rutgers University.

Philip R. Cherry, Jr. has served as our Vice President of Engineering and Operations since June 2008. Mr. Cherry was previously employed by the ethanol producer VeraSun Energy from 2007 through May 2008 as Director of Operations, Start-Up / Shut Down Support Systems where he was responsible for the commissioning, initial operation and annual maintenance shutdowns of a fleet of ethanol facilities. Prior to joining VeraSun, Mr. Cherry worked for U.S. BioEnergy providing contract management to ethanol facility owners. Mr. Cherry was also President of The O-H Group from 2003 through 2006, providing project management and technical consulting services to renewable fuel producers. Additionally, for nine years Mr. Cherry worked for Mobil Oil Corporation in a variety of process and scientific roles. Mr. Cherry holds a bachelor of science degree in chemistry from Chapman University. He is a member of the American Chemical Society, American Coalition for Ethanol, and the California Biomass Collaborative.

Andrea Festuccia, Ph.D has served as Chief Technology Officer since April 2006. Currently, Mr. Festuccia is Partner, Technical Director and member of the Board of Directors of IGEAM S.r.l. (since February 2009), a private Italian company with about 100 employees engaged in consulting environmental and safety problems where he has worked since June 1999. Prior to his current position with IGEAM S.r.l., Mr. Festuccia was the Director of the B.U. “Environment and Territory” at IGEAM S.r.l.. Mr. Festuccia was Adjunct Professor of General and Inorganic Chemistry with the University of “La Tuscia” of Viterbo from 1999 to 2000. Mr. Festuccia was a former Technical Director and member of the Board of Directors of 3TI Progetti Italia (from July 2004 to January 2009). Mr. Festuccia is currently an external consultant with the University “La Sapienza” of Rome, a position that he has held since 2001. He also worked as an external expert for the Minister of Foreign Affairs of Italy-Farnesina from 2002-2004 and as Technical Director of Ecosystems S.r.l. from 2002 to present. He is the Chairman of the Board of Directors of OPT SENSOR, a private Italian company dealing with R&D for electronic equipments to measure chemical/physical parameters, a spin-off company of University “La Sapienza” of Rome. He is also the CEO of BART-Biotechnology and Recovery Technologies, a small private Italian company engaged in biotechnology. In October 1996, he received a degree in chemical engineering and subsequently, in 2007, his doctor of philosophy degree in chemical engineering from the University of Rome - “La Sapienza”.

David H. Goebel, Jr. has served as our Chief Operating Officer since July 2009. Mr. Goebel previously served as our Vice President of Global Sourcing and Supply Chain since September 2007 and previously worked at MeadWestvaco, a packaging solutions and products company, as the acting Vice President of Supply Chain/Director of Customer Service. He was responsible for redesigning the corporate order-to-cash processes, strategizing organizational and process changes in capacity planning, demand forecasting, inventory management/ operations, logistics/distribution, and customer service. Additionally, for nearly 20 years, Mr. Goebel worked at ExxonMobil and its predecessor, Mobil Corporation, in many different leadership capacities including manufacturing, engineering, supply chain, operations, marketing, and sales. Mr. Goebel holds a bachelor of science degree in microbiology from University of Minnesota along with graduate studies at both the University of Texas at Dallas and Northeastern University.

Connie L. Lausten, P.E. has served as our Vice President of Regulatory and Legislative Affairs since May 2007. From 2003 to 2007, Ms. Lausten served as Manager of Federal Affairs for National Grid USA, one of the world's largest utilities. Ms. Lausten also has served at the Federal Energy Regulatory Commission and in the United States House of Representatives Government Reform Committee, subcommittee for Energy Policy, Natural Resources & Regulatory Affairs. Ms. Lausten is a Licensed Professional Engineer and received a master of science degree and a bachelor of science degree in mechanical engineering from the University of Minnesota.

John E. Mack has served as a Director since February 2007. Mr. Mack has over 30 years of international banking, financial business management and mergers and acquisitions experience, and has worked closely with investment bankers and external advisors with regard to the sale of international import-finance products to domestic customers. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited of Tokyo, Japan. Prior to joining Shinsei Bank and for more than twenty-five years Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including twelve years as Corporate Treasurer. Mr. Mack is also a member of the Board of Directors of Flowers National Bank, Incapital Holdings LLC, Wilson TurboPower, and is Vice-Chairman and a director of Islandsbanki hf.  Mr. Mack holds an MBA from the University of Virginia and received his bachelor’s degree in economics from Davidson College.

Douglas S. Perry has served as a Director since March 2010.  Mr. Perry is currently, and since 2005 has been, President of Davenport Power LLC, a privately-held developer of geothermal power projects.  Since January 1, 2010, Mr. Perry has been President and Chief Executive Officer of Davenport Newberry Holdings LLC.  From 2003 to 2005, Mr. Perry was a consultant working with start-up companies and projects to develop technology verification and commercialization strategies, improve business operations and obtain funding.  Before that he spent 20 years at Constellation Energy Group, including as President of Constellation Power Development and Vice President and General Counsel for Constellation Holdings, the holding company for various businesses including real estate, financial investments and power plant acquisition, development and operation. Prior to working at Constellation, Mr. Perry held legal positions, including serving as Special Counsel/Attorney with the Securities and Exchange Commission’s Divisions of Corporation Finance and Enforcement.  Mr. Perry holds an engineering degree and an MBA from Duke University and law degrees from Emory University and Georgetown University.

Lee S. Rosen is the founder of our wholly owned subsidiary now known as New Generation Biofuels, Inc., which was acquired by us in 2006, and has served as the Chairman of the Board since February 2006. Mr. Rosen has been involved in the financial and securities brokerage industry since 1980 and has worked as a broker dealer with a number of firms.

Dane R. Saglio has served as our Chief Financial Officer since March 2010.   From December 2008 until joining our company, Mr. Saglio owned and operating his own consulting firm which provided business and management advisory services to emerging private companies in the areas of strategic planning, including exit strategies, transaction evaluation, capital structure, corporate governance, and financial and business operations evaluation. Prior to that, Mr. Saglio was the Chief Financial Officer of EntreMed, Inc., a publicly traded biotech company, having joined the company in April 2000 as Corporate Controller and then served as Chief Financial Offer from February 2003 through December 2008.   Mr. Saglio holds a bachelor of science degree in business administration from the University of Maryland.  Mr. Saglio is also a Certified Public Accountant.

J. Robert Sheppard, Jr. has served as a Director since August 2007. Mr. Sheppard has been the Managing Director of J.R. Sheppard & Company LLC, a consulting firm, since 2002. One of Mr. Sheppard’s current assignments, initiated by the Infrastructure Experts Group, an organization formed under the auspices of the United Nations (UN), is to arrange capital markets financing for up to two developing-country infrastructure projects as part of a Demonstration Project financed by the Swiss Agency for Cooperation and Development.  He is also working currently as a consultant to the United Nations, as an advisor to an agency of the U.S. Government, and as the financial advisor to a U.S. firm that has developed a new technology for treating fly ash.  In his capacity as Managing Director, Mr. Sheppard has also worked as a consultant for The World Bank on projects including advising on structures to mitigate foreign exchange risk for electric power and water projects in developing countries and concerning application of partial risk guarantees in the transport sector and local capital markets financing for infrastructure. He is also an adjunct professor of finance at the University of South Carolina and an instructor in the Global Infrastructure Forum at Stanford University.  Mr. Sheppard holds a JD and an MBA from the University of North Carolina at Chapel Hill. He is a member of the North Carolina Bar and was a member of the Task Force on US Participation in Multilateral Development Banks, as well as the Financing Project Advisory Committee for the North Carolina Alternative Energy Corporation.

Director Qualifications

The following list of experience, qualifications, attributes or skills of each director contributed to the Nominating Committee’s conclusion that each director is qualified to serve on the Board in light of our business and structure:

Director	Qualifications
Cary J. Claiborne
•      President, Chief Executive Officer and former Chief Financial Officer of the Company
•      Expertise in public company accounting, disclosure and corporate finance due to roles as Chief Financial Officer of Osiris Therapeutics and as Vice President of Financial Planning and Analysis at Constellation Energy, Home Depot Corporation and MCI.
•      Experience in senior management of startup public companies

John E. Mack
•      Management experience, including asset/liability management, corporate investments, insurable risk management, corporate governance and shareholder relations due to various positions with Bank of America and predecessor companies, NationsBank Corporation and NCNB Corporation
•      Expertise in public company accounting, disclosure and financial system management due to roles as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited

Douglas S. Perry
•      President of Davenport Power LLC, a privately-held developer of geothermal power projects
•      Experience working with start-up companies in the energy industry and projects to develop technology verification and commercialization strategies, improve business operations and obtain funding
•      Legal experience, including serving as Special Counsel/Attorney with the Securities and Exchange Commission’s Divisions of Corporation Finance and Enforcement

Lee S. Rosen	• Founder and Chairman of the Company • Expertise within the financial and securities markets

J. Robert Sheppard, Jr.
•      Experience in the energy industry and in financing energy-related projects companies due to positions with Bank of America, Nations Banc Capital Markets, Inc. and NationsBank Investment Banking
•      Managing Director of J.R. Sheppard & Company, LLC which provides consulting services relating to international infrastructure, capital markets, financing and risk management
•      Adjunct professor of finance teaching international project finance at the Moore School of Business at the University of South Carolina

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file.

All Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2009 were filed on time except for the following:

•	a Form 4 was filed by Mr. Claiborne which reported common stock issued on December 1, 2009, pursuant to Mr. Claiborne’s employment agreement;

•
a Form 4 was filed by Mr. Claiborne which reported the issuance of common stock and options on March 18, 2009 and the subsequent partial cancellation of the common stock and options on August 7, 2009 pursuant to the terms of the Employee Compensation Restructuring Plan;

•	a Form 4 was filed by Mr. Claiborne which reported restricted stock issued on April 9, 2009 and approved by the shareholders on May 27, 2009;

•
a Form 4 was filed by Mr. Rosen which reported the issuance of common stock and options on March 18, 2009, the subsequent partial cancellation of the common stock and options on August 7, 2009 pursuant to the terms of the Employee Compensation Restructuring Plan and the time-based and performance-based options issued pursuant to Mr. Rosen’s employment agreement executed on July 23, 2009;

•	a Form 3 was filed by Mr. Goebel on September 15, 2009, which reporting his initial holdings;

•
a Form 4 was filed by Mr. Goebel which reported the issuance of common stock and options on March 18, 2009, the subsequent partial cancellation of the common stock and options on August 7, 2009 pursuant to the terms of the Employee Compensation Restructuring Plan and the issuance of stock options on September 9, 2009.

Code of Ethics

The Board and Audit Committee adopted a Code of Business Conduct and Ethics (the “Code”) that applies to each of our directors, officers and employees. The Code is available to our shareholders on our website at www.newgenerationbiofuels.com. The Code sets forth our policies and expectations on a number of topics, including:

•	compliance with laws, including insider trading;

•	preservation of confidential information relating to our business and that of our clients;

•	conflicts of interest;

•	reporting of illegal or unethical behavior or concerns regarding accounting or auditing practices;

•	corporate payments;

•	corporate opportunities; and

•	the protection and proper use of our assets.

We have also established and implemented formal “whistleblower” procedures for receiving and handling complaints from employees. As discussed in the Code, we encourage our employees to promptly report illegal or unethical behavior as well as questionable accounting or auditing matters and other accounting, internal accounting controls or auditing matters on a confidential, anonymous basis to their supervisors. Any concerns regarding accounting or auditing matters reported will be communicated to the Audit Committee. The Audit Committee intends to review the Code on an annual basis, and the Board will review and act upon any proposed additions or amendments to the Code as appropriate.

Description of Nominating Process

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has established an Audit Committee to oversee our accounting and financial reporting processes and audits of our financial statements. The Audit Committee consists of three members, Messrs. Mack, Perry and Sheppard. The Board has determined that Mr. Mack is the “audit committee financial expert” and serves as the Chairman of the Audit Committee.  In the opinion of the Board of Directors, each of the members of the Audit Committee is independent as defined by Rule 5605(a)(2) of the NASDAQ listing standards as applicable to members of an audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

David A. Gillespie (4)	2009	75,537	–	87,000	–	–	100,000	262,537
Former President & Chief	2008	240,000	–	240,000	–	80,313	–	560,313
Executive Officer	2007	240,000	–	–	–	120,000	–	360,000

Lee S. Rosen	2009	156,472	190,000	1,001,475	916,819	–	7,320	2,272,086
Chairman of the Board	2008	180,000	–	–	–	–	–	180,000
	2007	180,000	–	–	–	120,000	–	300,000

Cary Claiborne (4)	2009	211,716	–	262,114	1,109,912	27,405	10,105	1,621,252
President, CEO and CFO	2008	225,000	–	44,110	–	75,294	–	344,404
	2007	18,750	–	25,000	2,265,675	4,204	–	2,313,629

David H. Goebel (5)	2009	173,230	–	100,321	296,581	32,480	8,062	610,674
Chief Operating Officer

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock and stock option awards granted to our Named Executive Officers. For more information concerning the assumptions used for these calculations, please refer to the notes to the financial statements contained in the 2007, 2008 and 2009 Annual Reports on Form 10-K.

(2)	Represents the performance-based cash bonuses earned by each Named Executive Officer in each respective year.

(3)
Amounts represent the “gross-up” amount we paid on behalf of each Named Executive Officer, except for Mr. Gillespie, for the payment of employment taxes due upon the vesting of their restricted stock. The amount for Mr. Gillespie represents the severance payment paid to him pursuant to his separation agreement.

(4)
Mr. Gillespie resigned as President, Chief Executive Officer and Director, effective March 16, 2009.  Mr. Gillespie was replaced by Mr. Claiborne, who was appointed by the board of directors to President, Chief Executive Officer and Director and who retained his role as Chief Financial Officer until March 2010.

(5)	Mr. Goebel was appointed as Chief Operating Officer in July 2009.

Performance Goals

The Compensation Committee sets performance goals each year to prospectively align financial rewards for management with overall corporate and shareholder objectives.  The performance goals provide a basis for the Compensation Committee and management to objectively measure achievement of these objectives and to pay  or grant performance-based incentive compensation under various employment agreements and our Management Equity Compensation Plan.  Each performance goal is assigned a weighting based on its relative importance, and some goals were assigned minimum thresholds below which no credit for performance is recognized.  Some performance goals apply collectively to all our employees, and some goals apply only to our Chairman and our Chief Executive Officer.

2009 Performance Goals

For fiscal year 2009, the Compensation Committee adopted performance goals relating to:

Management Team

•	Executing signed sales contracts for a minimum quantity of gallons of biofuel; and

•	achieving customer satisfaction shown through reorders, responses to customer surveys and other feedback.

Chairman and Chief Executive Officer

•	achieving management team’s performance goals; and

•	raising sufficient capital to execute our business plan.

In February 2010, the Compensation Committee reviewed the 2009 performance goals and determined that 46.4% of the 2009 performance goals were met for the management team, and 23.2% of the performance goals were met for the Chairman and Chief Executive Officer. See the “Summary Compensation Table” for further information on the non-equity incentive compensation earned in 2009.  The following table sets forth the equity grants based on the 2009 performance goals which were approved on March 6, 2010:

		2009 Equity Awards
Name	“Target” Total Shares	Options	Stock	Total
David A. Gillespie	–	–	-	–
Lee S. Rosen	427,713	36,303	62,926	99,229
Cary J. Claiborne	602,432	64,682	75,082	139,764
David H. Goebel	315,479	51,040	95,342	146,382

Management Equity Compensation Plan

In May 2008, the Compensation Committee approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests by providing opportunities for employees to own our common stock and to motivate and retain key employees with multi-year equity incentives.  The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years.  The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect our results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions.  In 2010, we issued 477,452 restricted shares under the Equity Compensation Plan to certain employees based on achieving certain 2009 performance targets. Grants are made under the Equity Compensation Plan pursuant to our shareholder approved Omnibus Incentive Plan.  The number of shares was calculated based on the dollar value of the award divided by the closing price of our common stock on the Nasdaq Stock Market on the date the grant was approved by the Compensation Committee.

Employment and Separation Agreements

Lee S. Rosen

On July 23, 2009, we entered into an employment agreement with Mr. Rosen to serve as our Chairman of the Board for a term expiring on July 23, 2010, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety days prior to the end of the term by either Mr. Rosen or us.  This employment agreement supersedes the employment agreement dated May 5, 2006.

            Under the employment agreement, Mr. Rosen will initially receive a fixed base salary at an annual rate of $198,000, will be eligible to earn an annual performance-based cash bonus of up to 50% of his annual salary and a special cash bonus of up to $160,000 for assistance and support in raising equity capital for the Company.  The Compensation Committee awarded $100,000 of the special cash bonus in July 2009, and such amount has been subtracted from any cash compensation payable based on the achievement of 2009 performance goals.  The Compensation Committee awarded the remaining $60,000 of such special cash bonus in February 2010.

In addition, Mr. Rosen’s employment agreement provides for a grant of 932,500 stock options at a price of $1.05, of which 150,000 vested immediately, 104,353 time-based options that vest on each of July 23, 2010 and July 23, 2011, 104,354 time-based options that vest on July 23, 2012 and 469,440 performance-based options that vest equally over three years beginning on December 31, 2009, if certain performance targets for such years are met.  Mr. Rosen’s agreement also provides for the grant of 782,500 shares of restricted stock, of which 260,833 shares vest on each of July 23, 2010 and July 23, 2011 and 260,834 that vest on July 23, 2012.  Of the 932,500 options and 782,500 shares of restricted stock granted under the employment agreement, 521,667 options and 521,667 shares are subject to shareholder approval of additional shares available under the Omnibus Incentive Plan.

The employment agreement for Mr. Rosen provides that such executive’s employment may be terminated by us upon death, disability, for “cause,” and “without cause” and that such executive can resign from with or without good reason or retire. In the event Mr. Rosen’s employment is terminated by us with cause, he voluntarily resigns without good cause prior to a change of control or due to death or disability (as those terms are defined in the employment agreement), Mr. Rosen would be entitled to receive: (i) his annual salary through the termination date; (ii) the amount of any annual cash bonus and any other cash compensation earned as of the termination date; and (iii)  any vacation pay, expense reimbursements and other cash entitlements accrued as of the termination date (but vacation pay is limited to the maximum number of permitted vacation days per year).  In the event Mr. Rosen’s employment is terminated by us without cause, terminated by us through notice of non-renewal of the term or through voluntary resignation with good reason after a change in control (as those terms are defined in the employment agreement), Mr. Rosen would be entitled to receive all of  the following: (i) a lump sum in cash equal to what he would have received in a for cause termination; (ii) a lump sum in cash equal to the sum of Mr. Rosen’s annual salary as in effect on the termination date and the average of the two highest annual cash bonuses earned for the three prior years; (iii) 18 months of reimbursement for COBRA premiums in order to provide health and life insurance benefits at least equal to those provided at the termination date; (iv) acceleration of vesting on all time-based options and stock grants; and (v) vesting of any performance options on a pro-rata basis at the end of the performance period once the compensation committee determines that the performance targets have been achieved.

Cary J. Claiborne

Effective December 1, 2007, we entered into an employment agreement with Cary J. Claiborne to serve as our Chief Financial Officer. This agreement is similar to the employment agreements with our other senior executive officers. Under the employment agreement, Mr. Claiborne receives an initial salary of $18,750 per month and options to purchase 750,000 shares of our common stock at an exercise price of $4.00 per share, the fair market value of the our common stock on the grant date of December 1, 2007 and restricted stock in the amount of $75,000. The stock options consist of 300,000 time based options and 450,000 performance based options. The stock options and the restricted stock will vest incrementally through 2010. The options expire on December 1, 2017. The employment agreement provides for a relocation expense reimbursement of up to $50,000 and for participation in our executive bonus plan, with a maximum eligible bonus of 50% of base salary, subject to achieving certain performance targets. The agreement includes other customary terms, including participation in any incentive and benefit plans made available to executive officers. The employment agreement will automatically renew for successive one year periods unless either party elects to terminate the agreement upon not less than 270 days notice prior to the expiration of the then current term.

Mr. Claiborne’s employment agreement provides that his employment may be terminated by the company upon death, disability, for “cause,” and “without cause” and that he can resign from us with or without good reason or retire. Upon Mr. Claiborne’s death, his employment will automatically terminate and (i) any vested options may be exercised on or before the expiration date of such options (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) his legal representatives shall receive (A) his compensation that is earned but unpaid and (B) any other amounts or benefits owing to him under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”). If Mr. Claiborne’s employment is terminated without cause or by Mr. Claiborne for good reason, then he shall receive (i) his base salary and bonus, if any (with the achievement of bonus targets presumed), for the time period that is remaining under his employment agreement or 12 months, whichever amount is less; (ii) his Equity Compensation, including all unvested time vesting options and the next unvested tranche of performance vesting options; and (iii) his Accrued Amounts. If Mr. Claiborne’s employment is terminated because he is disabled, then he shall receive (i) his base salary, for the time period that is remaining under his employment agreement or six months, whichever amount is less; (ii) his Equity Compensation, including the next unvested tranche of performance vesting options; and (iii) his Accrued Amounts. If Mr. Claiborne’s employment is terminated by the company for “cause,” then he shall receive the Accrued Amounts and may exercise his vested options for a period of thirty days. If Mr. Claiborne resigns without good reason or retires then he shall receive the Accrued Amounts.

            Mr. Claiborne’s employment agreement also provide that in the event that a “Change of Control” (as defined in the agreement) of the company shall occur during the term of his employment agreement, and within 12 months thereafter his employment is terminated without cause or by him for good reason, then (1) his severance compensation will be as set forth above for termination without cause or by him for good reason, as the case may be, and (2) all his unvested time vesting options and performance vesting options will vest and remain exercisable for the balance of the option term.

Andrea Festuccia

On September 19, 2006, we entered into an amended and restated employment agreement with Dr. Festuccia to serve as the Chief Technology Officer for a term expiring on April 1, 2009, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety days prior to the end of the term by either Dr. Festuccia or us.

The employment agreement of Dr. Festuccia provides that he will initially receive a fixed base salary at an annual rate of $150,000 and customary employee benefits. Dr. Festuccia’s employment agreement also provides that if the board of directors establishes an incentive compensation plan or a bonus plan, he will be eligible to participate in such incentive compensation plan and bonus plan. Dr. Festuccia’s agreement provides for a grant of 500,000 stock options at a price of $1.50 per share, of which 100,000 vest immediately and the balance vest, in two annual installments.

The employment agreement for Dr. Festuccia provides that such executive’s employment may be terminated by us upon death, disability, for “cause,” and “without cause” and that such executive can resign from with or without good reason or retire. Upon the executive’s death, his employment will automatically terminate and (i) any unvested equity compensation granted to such executive shall immediately vest and any vested options may be exercised on or before the earlier of (A) the expiration date of such options and (B) twelve months after such executive’s death (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) the executive’s legal representatives shall receive (A) such executive’s compensation that is earned but unpaid and (B) any other amounts or benefits owing to such executive under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”). If Dr. Festuccia’s employment is terminated without cause, because such executive is disabled or if such executive resigns for good reason, then such executive shall receive (i) such executive’s base salary for the time period that is remaining under such executive’s employment agreement or six months, whichever amount is less; (ii) such executive’s Equity Compensation; and (iii) such executive’s Accrued Amounts. If Dr. Festuccia is terminated by us for “cause,” resigns without good reason or retires, then such executive shall receive the Accrued Amounts.

Each employment agreement requires the executive to adhere to our policy that (a) prohibits an executive from disclosing confidential information regarding us, and (b) confirms that all intellectual property developed by an executive and relating to our business constitutes the sole and exclusive property of us.

David A Gillespie

Mr. Gillespie resigned as our President, Chief Executive Officer and Director, effective March 16, 2009. On March 24, 2009, we entered into a separation agreement with Mr. Gillespie under which his employment agreement was terminated, which included the following material terms:

•
we paid Mr. Gillespie $50,000 in cash upon execution of the separation agreement (after the expiration of any required waiting periods) and an additional $50,000 in cash after raising $1.5 million in additional financing, in lieu of certain other cash amounts that may have been owed to Mr. Gillespie;

•	we issued Mr. Gillespie 100,000 shares of restricted common stock;

•	we deemed 67% of Mr. Gillespie’s 400,000 performance-based options for 2008 vested (which reflects the percentage of the 2008 Performance Goals met by all employees); and

•	both parties signed certain customary releases.

Outstanding Equity Awards At Fiscal Year-End Table

The following table sets forth certain information with respect to all outstanding option awards and stock awards held by each of our named executive officers at December 31, 2009.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
David A. Gillespie (3) President & Chief Executive Officer	–	–		–	–	–	–

Lee S. Rosen	1,500,000	-		1.50	9/15/2016	150,000	118,500
Chairman of the Board	150,000	260,833	(4)	1.05	7/22/2019
	22,500	–		0.90	3/17/2019

Cary J. Claiborne (3)	393,660	315,000	(5)	4.00	11/30/2017	122,461	96,744
President, Chief Executive Officer	–	911,406	(6)	1.25	05/26/2019
& Chief Financial Officer	30,672	–		0.90	3/17/2019

David H. Goebel, Jr.	183,464	–		6.00	9/16/2017	48,697	38,471
Chief Operating Officer	24,509	–		0.90	3/17/2019
	–	300,000	(7)	0.91	9/8/2019

(1)
For Messrs. Rosen and Goebel, the 150,000 and 48,697 shares of unvested restricted stock, respectively, vests equally on April 9, 2010, 2011 and 2012.  For Mr. Claiborne, the 1,991 shares of unvested restricted stock vests equally on May 2010 and 2011 and 120,470 shares vest equally on April 9, 2010, 2011 and 2012.

(2)	Market value based on $0.79, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2009.

(3)
Mr. Gillespie resigned as President, Chief Executive Officer and Director, effective March 16, 2009.  The Board of Directors has appointed Mr. Claiborne as President, Chief Executive Officer and Director and he has retained his role as Chief Financial Officer.

(4)
Of the 260,833 options to purchase common stock, 104,353 are time-based options which vest on July 23, 2010 and 156,480 are performance based options which vest contingent upon the achievement of certain performance targets determined at the end of December 31, 2009.

(5)
Of the 315,000 options to purchase common stock, 65,000 are time-based options and 250,000 are performance based options.  The time based options vest on December 1, 2010 and the 125,000 performance based options vest upon the achievement of certain performance targets determined at the end of December 31, 2009 and December 31, 2010.

(6)
Of the 911,406 options to purchase common stock, 450,000 are time-based options vest in three equal installments on each o f April 9, 2010, April 9, 2011 and April 9, 2012 and 461,406 are performance-based options which vest equally, contingent upon the achievement of certain performance targets determined at the end of December 31, 2009, December 31, 2010 and December 31, 2011.

(7)
The 300,000 options to purchase common stock include 120,000 time-based options which vest in three equal installments beginning on September 9, 2010 and 180,000 performance-based options which vest equally over three years, contingent upon the achievement of certain performance targets.

Director Compensation

We pay our directors for their attendance and participation at board and committee meetings.  We pay cash compensation to the non-executive directors according to the following schedule. In addition, we reimburse our directors for their out-of-pocket expenses.

Description	Compensation
Annual retainer for board membership	$20,000
Annual retainer for committee membership (retainer paid for each committee membership held)	$3,000
Annual retainer for serving as committee chairman (other than Audit) [1] (retainer paid for each chair position held)	$5,000
Annual retainer for Audit Committee chairman [1]	$10,000
Meeting fee for board and committee meeting attendance (including in person and telephonic meetings but not board consents)	$1,000 per meeting

(1)	Directors who are paid a committee chair retainer are not also paid a committee membership retainer.

The following table summarizes the compensation earned by our non-executive directors for their service as members of the Board of Directors during 2009.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Phillip E. Pearce (3)	57,833	115,264	173,097
John E. Mack	75,000	115,264	190,264
J. Robert Sheppard, Jr.	67,583	115,264	182,847
Steven Gilliland (4)	68,250	115,264	183,514

(1)	Includes annual retainers for board and committee membership earned or paid during fiscal year 2009.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(3)	Represents the amount earned or paid prior to Mr. Pearce’s death on October 22, 2009.

(4)	Mr. Gilliland resigned as director on February 25, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plan in effect as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,361,585	(1)	$1.90	959,160

Equity compensation plans not approved by security holders	6,334,260	(2)	$3.55	N/A

Total	10,695,845		$2.88	959,160

(1)
Consists of, as of December 31, 2009: (i) an aggregate of 761,013 presently exercisable and 1,538,907 presently unexercisable options issued to our named executive officers and directors under individual written option agreements, (ii) an aggregate of 767,165 presently exercisable and 1,084,500 presently unexercisable options issued to our employees under individual written option agreements, and (iii) an aggregate of 60,000 presently exercisable and 150,000 presently unexercisable non-employee options issued to consultants of the Company.

(2)
Consists of, as of December 31, 2009: (i) an aggregate of 3,561,371 presently exercisable and 315,000 presently unexercisable options issued to our named executive officers and directors under individual written employment and/or option agreements, (ii), an aggregate of 841,889 presently exercisable and 85,000 presently unexercisable employee options issued to our employees under individual written option agreements and (iii) an aggregate of 81,000 presently exercisable and 1,450,000 presently unexercisable non-employee  options issued to consultants of the Company.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of April 1, 2010 by:

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 35,784,757 shares of our common stock outstanding as of April 1, 2010. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to Preferred Stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after April 1, 2010 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Security Ownership of Management and Directors:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	Lee S. Rosen	4,380,474	(2)	11.7
Common Stock	Cary J. Claiborne	1,058,007	(3)	2.9
Common Stock	David A. Gillespie	1,378,672	(4)	3.7
Common Stock	David H. Goebel, Jr.	572,452	(5)	1.6
Common Stock	Steven F. Gilliland	200,000	(6)	**
Common Stock	John E. Mack	211,011	(7)	**
Common Stock	J. Robert Sheppard, Jr.	200,000	(8)	**
Common Stock	Directors and executive officers as a group (12 people)	10,451,410		25.0

Other Shareholders:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	2020 Energy, LLC Abraham Jacobi 2600 N. Central Avenue Phoenix, Arizona 85004	9,501,300	(9)	25.0

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	Ferdinando Petrucci Via Stazione, 133A, Arce Frosinone, Italy	2,874,812	(10)	8.0
Common Stock	Robbins Capital Partners, L.P. T. Robbins Capital Management, LLC Todd B. Robbins 100 First Stamford Place, 6th Floor East Stamford, Connecticut 06902	2,935,000	(11)	8.2

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after April 1, 2010, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)
Consists of: a) 2,373,333 shares of common stock as to which Mr. Rosen has sole voting and investment power, b) 276,316 shares of unvested restricted stock as to which Mr. Rosen has sole voting power, c) 12,500 shares of common stock issuable upon the conversion of 500 shares of Series A Preferred Stock, d) 6,250 shares common stock issuable upon the exercise of 6,250 warrants, e) 3,272 shares of common stock from accrued but unissued dividends on Series A Preferred Stock as to which Mr. Rosen has sole voting and investment power and f) 1,708,803 shares issuable pursuant to options exercisable within 60 days of April 1, 2010.

(3)
Consists of: a) 121,518 shares of common stock as to which Mr. Claiborne has sole voting and investment power, b) 273,178 shares of unvested restricted stock as to which Mr. Claiborne has sole voting power, c) 17,000 shares of common stock issuable upon the conversion of 510 shares of Series B Preferred Stock, d) 4,250 shares common stock issuable upon the exercise of 4,250 warrants, e) 3,047 shares of common stock from accrued but unissued dividends on Series B Preferred Stock as to which Mr. Claiborne has sole voting and investment power and f) 639,014 shares issuable pursuant to options exercisable within 60 days of April 1, 2010.

(4)
Consists of: a) 100,000 shares of common stock as to which Mr. Gillespie has sole voting and investment power, b) 6,250 shares of common stock issuable upon the initial conversion of 250 shares of Series A Preferred Stock, c) 3,125 shares of common stock issuable upon the exercise of 3,125 warrants, d) 4,711 shares of common stock from accrued but unissued dividends on Series A Preferred Stock as to which Mr. Gillespie has sole voting and investment power and e) 1,267,711 shares issuable pursuant to options exercisable within 60 days of April 1, 2010.  These holdings are based on the Company’s stock records for Mr. Gillespie as of the date of his separation agreement, or March 24, 2009.

(5)
Consists of: a) 25,782 shares of common stock as to which Mr. Goebel has sole voting and investment power, b) 267,657 shares of unvested restricted stock as to which Mr. Goebel has sole voting power, and c) 279,013 shares issuable pursuant to options exercisable within 60 days of April 1, 2010.

(6)	Consists of: 200,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2010.

(7)
Consists of: a) 200,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2010, b) 6,250 shares of common stock issuable upon the initial conversion of 250 shares of Series A Preferred Stock, c) 3,125 shares of common stock issuable upon the exercise of 3,125 warrants and d) 1,636 shares from accrued but unissued dividends on Series A Preferred Stock as to which Mr. Mack has sole voting and investment power.

(8)	Consists of: 200,000 shares issuable pursuant to options exercisable within 60 days of April 1, 2010.

(9)
2020 Energy LLC is the record owner of 9,501,300 shares of our common stock, including 7,301,300 shares of common stock and 2,200,000 shares of common stock issuable upon the exercise of 2,200,000 warrants.  As the sole member, Abraham Jacobi has sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the securities.  Mr. Jacobi has partnered with Mr. Petrucci to form PTJ Bioenergy Holdings, Ltd., an entity that is the licensor (by assignment from Mr. Petrucci) under our Exclusive License Agreement for our biofuel technology.

(10)
Consists of: 2,874,812 shares of common stock of which Mr. Petrucci has sole voting and investment power.  Mr. Petrucci has partnered with Mr. Jacobi to form PTJ Bioenergy Holdings, Ltd., an entity that is the licensor (by assignment from Mr. Petrucci) under our Exclusive License Agreement for our biofuel technology.

(11)
Based upon the Schedule 13G/A filed with the SEC on February 16, 2010, Robbins Capital Partners, L.P., T. Robbins Capital Management, LLC and Todd B. Robbins (collectively, the “Reporting Persons”), are the beneficial owners of 2,935,000 shares of our common stock consisting of: a) 2,125,000 shares of common stock and b) 810,000 shares of common stock issuable upon the exercise of 810,000 warrants.  The Reporting Persons together have shared power to vote or direct the vote and shared power of disposition of 2,935,000 shares.

** Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2009 in which we or our subsidiary was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest, other than the following:

In connection with the resignation of David Gillespie as President, Chief Executive Officer and a Director in March 2009, all the independent directors and Mr. Rosen unanimously approved a separation agreement with Mr. Gillespie that included the following material terms:

•
we paid Mr. Gillespie $50,000 in cash upon execution of the separation agreement (after the expiration of any required waiting periods) and an additional $50,000 in cash after raising $1.5 million in additional financing, in lieu of certain other cash amounts that may have been owed to Mr. Gillespie;

•	we issued Mr. Gillespie 100,000 shares of restricted common stock;
•	we deemed 67% of Mr. Gillespie’s 400,000 performance-based options for 2008 to be vested (which reflects the percentage of the 2008 Performance Goals met by all employees); and
•	both parties signed certain customary releases.

In March 2009, the Board of Directors unanimously approved an investment by our largest shareholder, 2020 Energy, LLC (“2020 Energy”), on the same terms offered to other investors in our March 2009 private placement of common stock and warrants.  In this private placement, 2020 Energy invested $1,600,000 to purchase 2,000,000 shares of our common stock at a price of $0.80 per share and warrants, exercisable after six months, to purchase 2,000,000 shares at an exercise price of $0.90 per share. Before this investment, 2020 Energy had purchased 5,301,300 shares of our common stock from Global Energy Holdings Group, Inc. (formerly Xethanol Corporation).  2020 Energy now owns 9,501,300 shares of our common stock, including 2,200,000 shares issuable upon the exercise of 2,200,000 warrants, representing approximately 25% of our outstanding shares as of April 1, 2010. Abraham Jacobi, the sole member of 2020 Energy, has partnered with Ferdinando Petrucci, the inventor of our proprietary biofuel technology, to form PTJ Bioenergy Holdings, the licensor (by assignment from Mr. Petrucci) of our technology. Mr. Petrucci owns approximately 8.0% of our outstanding common stock, as of April 1, 2010.

Indebtedness Of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions With Promoters

We did not expressly engage a promoter at the time of its formation. We have used selling agents and consultants from time to time. The terms of those arrangements have been disclosed in previous filings with the Securities and Exchange Commission.

Independence Of The Board Of Directors

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”). Nasdaq listing standards require a majority of our Board of Directors to be “independent.” For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. In addition, the Nasdaq rules specify certain relationships between a director, or an immediate family member of a director, and the company which would preclude the Board from determining a director to be independent.   Applying the Nasdaq corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that all of our directors presently in office are independent, except for our Chairman of the Board Lee S. Rosen and our President and Chief Executive Officer Cary J. Claiborne.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2009 and 2008, we were billed or expect to be billed by Reznick Group, P.C., our independent registered public accounting firm, and Imowitz Koenig & Co., our former independent registered public accounting firm, the following fees:

	2009	2008
Audit Fees (1)	$235,775	$235,000
Audit-Related Fees (2)	95,092	96,996
Tax Fees (3)	24,194	10,685
All Other Fees (4)	13,525	-
Total	$368,586	$342,681

(1)
Audit fees principally include those for services related to the annual audit of the consolidated financials statements, SEC registration statements and other filings and consultation on accounting matters.

(2)
Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”

(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.

(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has not adopted procedures for the pre-approval of all audit and non-audit services rendered by our independent registered public accounting firm, Reznick Group. Our Audit Committee Charter provides that the Audit Committee may adopt pre-approval policies and procedures to avoid the need of the Audit Committee approval of services on an engagement-by-engagement basis. The policies and procedures must be detailed as to the particular service and may not involve a delegation of pre-approval responsibility to management.

All of the services set forth under the table “Independent Registered Accounting Firm Fees and Services” above were approved by the Audit Committee.

In connection with the audits of our financial statements for the years ended December 31, 2009 and 2008, there were no disagreements with either Reznick Group or Imowitz, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused either firm to report the disagreement if it had not been resolved to their satisfaction.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(3) Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Generation Biofuels Holdings, Inc

By:	/s/ Cary J. Claiborne
President and Chief Executive Officer

Date: April 30, 2010

SIGNATURE	TITLE	DATE

/s/ Cary J. Claiborne	President and Chief Executive Officer	April 30, 2010
Cary J. Claiborne	(Principal Executive Officer)

/s/ Dane R. Saglio	Chief Financial Officer	April 30, 2010
Dane R. Saglio	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lee S. Rosen*	Chairman of the Board	April 30, 2010
Lee S. Rosen

/s/ John E. Mack*	Director	April 30, 2010
John E. Mack

/s/ Douglas S. Perry*	Director	April 30, 2010
Douglas S. Perry

/s/ James R. Sheppard, Jr.*	Director	April 30, 2010
James R. Sheppard, Jr.

*By:	/s/ Cary J. Claiborne
Cary J. Claiborne, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 31, 2008).

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

10.22
Form of Registration Rights Agreement in connection with Private Placement of Common Stock in February 2010 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed March 26, 2010).

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed March 26, 2010).

23.1	Consent of Reznick Group, P.C. (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed March 26, 2010)

23.2	Consent of Imowitz Koenig & Co., LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed March 26, 2010)

24.1	Power of Attorney (included on signature page) (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K filed March 26, 2010).

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

 †      Filed herewith.
*       Management contract or compensatory plan or arrangement.