Form 10-Q
period 2010-03-31
New Generation Biofuels Holdings, Inc
filed 2010-05-17
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

At May 14, 2010, the registrant had 35,773,286 shares of common stock, $0.001 par value, issued and outstanding.

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

•	market acceptance of our biofuel;
•	our inability to compete effectively in the renewable fuels market;
•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;
•	our ability to protect our technology through intellectual property rights;
•	unexpected costs and operating deficits;
•	adverse results of any material legal proceedings; and
•	other specific risks set forth under the heading “Risk Factors” beginning on page 30 of this report.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$239,660	$567,647
Restricted cash	14,700	-
Accounts receivable	23,108	63,900
Other receivables	41,406	41,406
Inventory	11,708	11,708
Prepaid expenses and other current assets	118,950	237,635
Total current assets	449,532	922,296

Property and equipment - net	1,113,278	1,120,911
Other assets	343,525	346,073
License agreement	5,496,871	5,650,988
TOTAL ASSETS	$7,403,206	$8,040,268

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,352,150	$1,472,519
Loan payable	50,000	50,000
License agreement payable, current portion
(net of unamortized discount of $359,961 and $375,467)	640,039	624,533
Accrued dividend on preferred stock	1,226,695	1,078,003
Common stock warrant liability and antidilution obligation	85,319	110,874
Total current liabilities	4,354,203	3,335,929

License agreement payable
(net of unamortized discount of $535,796 and $622,274)	2,464,204	3,377,726
Deferred rent	304,273	324,409
Total liabilities	7,122,680	7,038,064

Stockholders' equity:
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-

Series A Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value, 300,000 shares authorized, 18,400 shares issued and outstanding as of March 31, 2010 and December 31, 2009; aggregate liquidation preference of $2,309,008	710,970	710,970

Series B Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value, 250,000 shares authorized, 45,785 shares issued and outstanding as of March 31, 2010 and December 31, 2009; aggregate liquidation preference of $5,336,247	3,094,872	3,094,872

Common stock, $0.001 par value, 100,000,000 shares authorized; 35,773,286 and 31,711,578 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	35,774	31,712

Additional paid-in-capital	49,957,333	47,593,489

Accumulated deficit	(53,518,423)	(50,428,839)
Total stockholders' equity	280,526	1,002,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,403,206	$8,040,268

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Revenues:
Product	$6,477	$-
Total revenue	6,477	-
Operating expenses:
Cost of product revenue (including depreciation and amortization of $179,453 and $160,853 respectively)	580,948	208,655
Research and development expenses	80,858	194,266
General and administrative expenses	2,344,998	1,894,599
Total operating expenses	3,006,804	2,297,520

Loss from operations	(3,000,327)	(2,297,520)

Interest income	314	719
Interest expense	(101,985)	(109,084)
Gain on debt extinguishment	154,000	241,500
Gain (loss) on net change in fair value of derivative liabilities	7,106	(205,609)

Net loss	(2,940,892)	(2,369,994)

Dividends to preferred stockholders	(148,692)	(4,211,804)

Net loss attributable to common stockholders	$(3,089,584)	$(6,581,798)

Basic and diluted net loss per share	$(0.09)	$(0.31)

Weighted average number of shares outstanding	33,614,160	20,900,675

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months ended March 30, 2010
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In- Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	31,711,578	$31,712	18,400	$710,970	45,785	$3,094,872	$47,593,489	$(50,428,839)	$1,002,204

Issuance of stock options and restricted stock to employees	988,528	989	-	-	-	-	482,762	-	483,751
Issuance of stock options to non-employees	-	-	-	-	-	-	3,318	-	3,318
Issuance of common stock for settlement of license agreement payable	1,100,000	1,100	-	-	-	-	724,900	-	726,000
Proceeds from the issuance of common stock and warrants, net of offering costs	1,890,858	1,891	-	-	-	-	1,134,497	-	1,136,388
Antidilution obligation associated with issuance of common stock	-	-	-	-	-	-	(40,000)	-	(40,000)
Issuance of common stock for settlement of anti-dilution obligation associated with issuance of common stock	82,322	82	-	-	-	-	58,367	-	58,449
Preferred stock dividends	-	-	-	-	-	-	-	(148,692)	(148,692)
Net loss	-	-	-	-	-	-	-	(2,940,892)	(2,940,892)

Balance at March 31, 2010	35,773,286	$35,774	18,400	$710,970	45,785	$3,094,872	$49,957,333	$(53,518,423)	$280,526

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,940,892)	$(2,369,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28,371	11,859
Amortization of license agreement	154,117	155,392
Amortization of discount	101,984	109,084
Compensation expense associated with stock options and restricted stock to employees	483,751	432,682
Stock options issued to non-employees for services	3,318	100,154
(Gain) loss on change in fair value of warrant liability	(7,106)	205,609
Gain on extinguishment of debt	(154,000)	(241,500)
Amortization of prepaid consulting fee	64,539	-
Changes in operating assets and liabilities:
Accounts receivable	40,792	22,943
Prepaid expenses and other current assets	54,146	(1,328)
Other assets	(1,104)	34,089
Accounts payable and accrued expenses	879,631	175,915
Deferred rent	(20,136)
Net cash used in operating activities	(1,312,589)	(1,365,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(14,700)	-
Purchase of property and equipment	(13,198)	(440,549)
Payment for patents	(3,888)	(67,869)
Net cash used in investing activities	(31,786)	(508,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	(120,000)	-
Proceeds from issuance of common stock, net	1,136,388	2,997,655
Net cash provided by financing activities	1,016,388	2,997,655
Net (decrease) increase in cash and cash equivalents	(327,987)	1,124,142
Cash and cash equivalents - beginning of period	567,647	1,476,246
Cash and cash equivalents - end of period	$239,660	$2,600,388

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Accrued dividends on preferred stock	$148,692	$206,643
Common stock issued for payment of license agreement payable	$726,000	$1,000,000
Issuance of common stock for settlement of antidilution obligation associated with issuance of common stock	$58,449	$-
Antidilution obligation associated with issuance of common stock	$40,000	$102,500
Common stock warrant liability	$-	$2,214,371
Reclassification of warrant liability in connection with antidilution triggering event	$-	$158,451
Cumulative effect of reclassification of warrants (ASC Topic 815)	$-	$260,115

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 26, 2010.

The Company has incurred a net loss of $2.9 million for the three months ended March 31, 2010 and has an accumulated deficit of $54 million as of March 31, 2010. The Company is obligated to pay $4.0 million in additional payments under the Master License, of which $1.0 million is due in March 2011.

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

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries New Generation Biofuels, Inc. and NGB Marketing LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of the purchased license intangible asset, realization of deferred income taxes, accrued liabilities, common stock warrant liability and antidilution obligation, and the valuation of stock-based transactions.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period.  Actual results could differ from those estimates.

Restricted Cash

As of March 31, 2010 and December 31, 2009, the Company had restricted cash of $14,700 and $-0-, respectively, which serves as collateral for a surety bond.

Other Receivables

As of March 31, 2010 and December 31, 2009, other receivables were comprised of non-trade receivables in connection with the 50 cent per gallon U.S. federal alternative fuel excise tax credit.  The Company records its alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. No fuel tax credits were earned during the three months ended March 31, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to fifteen years) using the straight-line method.  Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.  Depreciation expense for the three months ended March 31, 2010 and 2009 was $20,831 and $10,232, respectively.

Property and equipment consists of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Property and equipment	$1,120,092	$1,109,571
Construction in progress	75,220	72,542
	1,195,312	1,182,113
Less: accumulated depreciation	(82,034)	(61,202)

Property and equipment – net	$1,113,278	$1,120,911

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.  The Company believes that as of March 31, 2010 no impairment of long-lived assets existed.

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

The Company recognizes alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received.  The Company classified the tax credits as revenue because (i) the tax credit enables the Company to reduce the price it charges its customers for the Company's products without an actual reduction in revenue associated with the lower prices and (ii) under current tax law, the tax credit expired on December 31, 2009 and the Company believes classifying the tax credit as a reduction in operating expenses would be potentially misleading.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2010 and 2009, there were 22,835,434 and 16,045,176, respectively, shares of common stock equivalents including options (convertible into 8,720,059 shares of common stock as of March 31, 2010 and 5,966,289 shares of common stock as of March 31, 2009), non-employee options (convertible into 1,741,000 shares of common stock as of March 31, 2010 and 1,641,000 shares of common stock as of March 31, 2009), warrants (convertible into 12,374,375 shares of common stock as of March 31, 2010 and 8,405,898 shares of common stock as of March 31, 2009) and restricted stock (31,989 shares of common stock as of March 31, 2009), all of which were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of March 31, 2010 and 2009, there were 18,400 shares of Series A Convertible Preferred Stock outstanding which are convertible into 577,252 and 460,000, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of March 31, 2010 and 2009, there were 45,785 and 62,069, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,778,749 and 2,068,967, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.

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

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as follows:

Description	March 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$239,660	$239,660	$–	$–
Total assets	$239,660	$239,660	$–	$–
Liabilities:
Derivative - warrants	$45,319	$–	$–	$45,319
Antidilution obligation	$40,000	$–	$–	$40,000
Total liabilities	$85,319	$–	$–	$85,319

Description	December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$567,647	$567,647	$–	$–
Total assets	$567,647	$567,647	$–	$–
Liabilities:
Derivative - warrants	$52,425	$–	$–	$52,425
Antidilution obligation	$58,449	$–	$–	$58,449
Total liabilities	$110,874	$–	$–	$110,874

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3):

Derivative – warrants and antidilution obligation
Balance at January 1, 2010	$110,874
Transfers to (from) Level 3 (1)	(18,449)
Adjustment to fair value included in earnings (2)	(7,106)
Balance March 31, 2010	$85,319
(1)
Represents increase in antidilution obligation of $40,000 in connection with the February 2010 Private Placement offset by $58,449 for the settlement of the March 2009 Private Placement antidilution obligation.  The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(2)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.  The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock.  For the three months ended March 31, 2010, the net adjustment to fair value resulted in a gain of $7,106 and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

(2)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical. The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  For the three months ended March 31, 2009, the net adjustment to fair value resulted in a loss of $205,609 and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

NOTE 2 – OPTIONS, RESTRICTED STOCK, STOCK AND WARRANTS

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Employee Options

The fair value of employee stock option awards for the three months ended March 31, 2010 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.  There were no options granted to employees during the three months ended March 31, 2009.

2010
Weighted average grant date fair value	$0.58
Dividend yield	0.0%
Risk free rate of return	2.41-2.60%
Expected life in years	5.75%
Volatility	102%

A summary of the status of the Company’s employee options outstanding as of March 31, 2010 and the changes during the period ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	8,954,845	$2.35	7.98
Granted	500,000	$0.73	9.97
Forfeited or cancelled	(734,786)	$2.98	8.23
Options outstanding at March 31, 2010	8,720,059	$2.24	7.79
Vested and expected to vest at March 31, 2010	7,892,955	$2.34	7.63	$–
Options exercisable at March 31, 2010	6,306,421	$2.50	7.29	$–

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Options exercisable at March 31, 2010 do not include 827,104 performance based options. The Company recognizes compensation cost for performance based options once the performance milestones are probable of achievement. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on March 31, 2010. This amount changes based upon changes in the fair market value of the Company’s common stock.

The Company recognized $320,906 and $415,621 in compensation expense for stock options issued to employees for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of March 31, 2010, there was approximately $608,000 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Non-Employee Options

There were no options granted to non-employees during the three months ended March 31, 2010.  The fair value of non-employee stock option awards for the three months ended March 31, 2010 and 2009 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its non-employee stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

2009
Weighted average grant date fair value	$0.78
Dividend yield	0.0%
Risk free rate of return	3.7%
Expected life in years	10
Volatility	99%

A summary of the status of the Company’s non-employee options outstanding as of March 31, 2010 and the changes during the period ending on that date are presented below:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,741,000	$5.59	7.50
Granted	–	$–	–
Forfeited or cancelled	–	$–	–
Options outstanding at March 31, 2010	1,741,000	$5.59	7.26
Vested and expected to vest at March 31, 2010	191,000	$4.87	7.86	$–
Options exercisable at March 31, 2010	191,000	$4.87	7.86	$–

Options exercisable at March 31, 2010 do not include 1,550,000 performance based options.  The Company recognizes compensation cost for performance based options once the performance milestones are probable of achievement. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The Company recognized $3,318 and $6,488 in compensation expense for stock options issued to non-employees for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of March 31, 2010, there was $0 of total unrecognized compensation expense related to unvested employee stock options.

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

In March 2010, the Company granted and issued under the Equity Compensation Plan 477,452 restricted shares to certain employees based on achieving certain 2009 performance targets as determined by the Compensation Committee. The grant was approved by the Compensation Committee. The number of restricted shares issued was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee.  The restricted stock was granted at $0.73 per share.

In March 2010, the Company granted and issued under the Equity Compensation Plan 522,547 restricted shares to certain employees as a special employment retainer incentive. The grant was approved by the Compensation Committee. The number of restricted shares issued was also determined by the Compensation Committee with input from management.  The restricted stock was granted at $0.73 per share.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Company recognized $162,845 and $17,061 in compensation expense for restricted stock awards issued to employees for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of March 31, 2010, there was approximately $1,900,000 of total unrecognized compensation expense related to unvested employee restricted stock awards.  This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

The Company recognized $9,792 in compensation expense for restricted stock awards issued to non-employees for the three months ended March 31, 2010, which is included in general and administrative expense in the consolidated statements of operations. As of March 31, 2010, there was no unrecognized compensation expense related to unvested non-employee restricted stock awards.

NOTE 3 – COMMON STOCK

March 2009 Private Placement

In March 2009, the Company completed a private placement (the “March 2009 Private Placement”) of 3,957,500 shares of common stock, at a price of $0.80 per share to “accredited investors” as defined under the Securities Act of 1933, as amended (the “Securities Act”).  The gross proceeds from the March 2009 Private Placement were $3.2 million and net proceeds, after deducting placement agent’s fees and estimated offering expenses payable by the Company, were approximately $3.1 million.  Each investor in the March 2009 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share (the “$0.90 warrants”). The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The $0.90 warrants and the March 2009 Placement Agent Warrants had a fair value of $2,163,943 on the date of issuance based on the Black-Scholes options pricing method.

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

The $1.00 warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature.  As of December 31, 2009 the warrant liability related to the $1.00 warrants was $52,426.  At March 31, 2010 after being marked to market the balance was $45,320 with a gain of $7,106 being recognized and recorded.  The Company recognized a loss of $6,554 after being marked to market during the three months ended March 31, 2009.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has determined that the antidilution provisions in the March 2009 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment.  The Company estimated the fair value of the antidilution obligation to be $102,500 at the issuance date.  At December 31, 2009, the fair value of the antidilution obligation of $58,449 was calculated using an estimate of the number of shares (82,322 shares) to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value ($0.71) of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  For the three months ended March 31, 2010, no gain or loss was recorded because shares were issued to settle the obligation of $58,449 on March 31, 2010 at a fair market value of $0.71.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 but did not enter into any registration rights agreements in connection with the March 2009 Private Placement.

The $0.90 warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature.  The Company recorded a $2,063,562 common stock warrant liability at the issuance date related to the $0.90 warrants and a $300,719 loss on fair value adjustment for the three months ended March 31, 2009.

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

In connection with the Warrant Waiver Agreements described in the preceeding paragraphs, the Company issued new five-year warrants to purchase 414,825 shares of common stock at $0.90 per share.  The warrants had a fair value of $405,304 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants is included in additional paid-in capital.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

February 2010 Private Placement

In February 2010, the Company completed a private placement (the “February 2010 Private Placement”) of 1,890,858 shares of Common Stock, at a price of $0.69 per share to “accredited investors” under the Securities Act. The gross proceeds from the February 2010 Private Placement were $1.3 million and approximately $1.1 million in net proceeds, after deducting finders’ fees.  Each investor in the February 2010 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date. The warrants have a fair value of $1,082,362 on the date of issuance based on the Black-Scholes options pricing method.

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

The Company has determined that the antidilution provisions in the February 2010 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment. date.  The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the February 2010 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  The Company estimated the fair value of the antidilution obligation to be $40,000 at the issuance

The Company agreed to take steps to allow investors to sell their shares under Rule 144 and has entered into registration rights agreements in connection with the February 2010 Private Placement.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall accumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock, subject to any restrictions on dividends under Florida law.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock. As of March 31, 2010 and December 31, 2009, accrued dividends for the Series A Preferred Stock were $468,979 and $424,313, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock. As of the most recent balance sheet date, March 31, 2010, the liquidation value of the Series A Preferred Stock was $2,309,008.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the stated value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the board of directors and paid by the Company on the common stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the stated value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at stated value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in stated value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. As of March 31, 2010 and December 31, 2009, accrued dividends on the Series B Preferred Stock were $757,716 and $653,690, respectively.

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

Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of common stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the stated value plus all accrued dividends not previously paid or added to stated value. As of the most recent balance sheet date, March 31, 2010, the liquidation value of the Series B Preferred Stock was $5,336,247.

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
(Unaudited)

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

In conjunction with the March 2009 Private Placement, as noted in Note 3 above, the antidilution provisions were triggered. The conversion price of the Series B Preferred Stock and the exercise price of the warrants were reset to $3.00 per share. The Company recorded $4,005,161 as an additional deemed dividend related to the beneficial conversion feature during the three months ended March 31, 2009. The additional beneficial conversion feature was calculated based on the number of shares that would be received upon conversion based on the adjusted conversion price.  The Company then compared the number of shares that would be received upon conversion based on the adjusted conversion price with the number that would have been received prior to the occurrence of the contingent event.  The excess number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value resulting from the resolution of the contingency and the corresponding adjustment to the conversion price.

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

In conjunction with the March 2009 Private Placement, as noted in Note 3 above, the antidilution provisions were triggered in the Series B Private Placement common stock purchase warrants.  The exercise price of the warrants was reset to $3.00 per share.  Accordingly, the change in fair value from the most recent reporting date to the date of March 2009 Private Placement was recorded in the consolidated statements of operations and the then-current fair value of the warrants $158,451 was reclassified from common stock warrant liability to additional paid-in capital.

For the three months ended March 31, 2009, the net adjustment to fair value related to the Series B Private Placement common stock purchase warrants resulted in a gain of $101,664 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

NOTE 5 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

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

On February 19, 2010, the Perpetual License, as amended, was further amended, to allow the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock in lieu of making the $500,000 payments due on February 20, 2010 and March 20, 2010.  The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share, resulting in a gain on debt extinguishment of $154,000 for the three months ended March 31, 2010.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On or about January 4, 2010, the Company was notified that it was in default under the Lease Agreement and Services Agreement primarily due to its failure to pay rent in the amount of $320,000.  The Company is seeking to negotiate a settlement of the amounts owed and to restructure the remaining obligations under the agreements.  There can be no assurance that the Company will be successful in negotiating a settlement with the landlord, and the landlord may terminate the lease as a result of the Company’s default and, among other potential remedies, accelerate the Company’s obligations due under the agreements.  As of March 31, 2010 and December 31, 2009, accrued and unpaid rent under the agreements totaled approximately $532,308 and $362,500, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 7 – SUBSEQUENT EVENTS

April 2010 Private Placement

On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes and warrants raising approximately $700,000 in gross proceeds. The securities were issued pursuant to a Note and Warrant Purchase Agreement, dated April 30, 2010, between the Company and accredited investors.

In connection with the Purchase Agreement, the Company executed a Secured Convertible Promissory Note and Security Agreement with each note purchaser under the Purchase Agreement (the “Notes”).  The Notes will pay interest at a rate of 10% per annum, will mature ninety (90) calendar days after their date of issuance (or July 29, 2010) and are convertible into shares of our common stock at a conversion price of $0.90 per share at any time prior to the maturity date, at the election of the noteholder.  In the aggregate, the Notes will be convertible into up to 797,222 shares of our common stock if held to maturity, including interest.  The Notes are secured by (1) a first-priority security interest in Company assets at our leased Baltimore biofuel production plant and (2) a pledge of a number of shares of the Company’s common stock held by 2020 Energy LLC, the Company’s largest shareholder, equal to 120% of the maximum aggregate principal amount of the Notes divided by the consolidated closing bid price of the Company’s common stock on the Nasdaq Capital Market immediately prior to entering into binding agreements for this transaction.  Pursuant to a Reimbursement Agreement between the Company and 2020 Energy (the “Reimbursement Agreement”), if an event of default occurs under the Notes and remains uncured and the noteholders exercise their rights against the pledged shares from 2020 Energy, the Company has agreed to reimburse 2020 Energy by issuing to 2020 Energy a number of shares equal to the pledged shares, to the extent permissible by Nasdaq rules.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

At any time at the Company’s option, the Company may prepay without penalty the outstanding principal amount of the Notes plus unpaid accrued interest.  Upon the occurrence of an event of default, the outstanding principal and all accrued interest on the Notes will accelerate and automatically become immediately due and payable. The Note purchasers, at their option, also have the right to accelerate payment if the Company engages in certain change of control transactions.

In connection with the sale of the Notes, the Company also issued warrants to purchase in the aggregate 388,889 shares of common stock at an exercise price of $0.90 per share.  Each purchaser of the Notes received warrants to purchase a number of shares of common stock equal to 50% of the note purchase price  (as defined in the Purchase Agreement) divided by $0.90. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and will expire on the fifth anniversary of their date of issuance.  The Company does not intend that the warrants will trade on any exchange or be listed for quotation on any market.

The Company agreed to pay commissions to certain finders in connection with the offering based on the proceeds received from the purchasers introduced by each finder. The Company paid each finder a cash commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such finder and warrants to purchase a number of shares of common stock equal to 10% of the same total proceeds divided by $0.90.

Resignation of Lee S. Rosen as Chairman and Separation Agreement

On May 7, 2010, the Company’s board accepted the resignation of Mr. Rosen as the Chairman of the Board and as a director.   In connection with Mr. Rosen’s resignation, the board of directors negotiated and executed a Separation Agreement, dated May 7, 2010, between the Company and Mr. Rosen (the “Separation Agreement”). Under the Separation Agreement, Mr. Rosen is entitled to the following:

•	$95,000 in cash, less standard deductions and withholding;

•
the right to receive an additional $105,000, at the election of Mr. Rosen, in the form of (i) a note issued by the Company with a maturity date of three years from date of issuance and an interest rate equal to the interest rate of a three-year United States Treasury Note plus 2.0% on the date of issuance and other customary terms and conditions; or (ii) a number of shares of the Company’s common stock equal to the amount of the cash election divided by the closing price of the Company’s common stock on the Nasdaq Capital Market on the election date.  Mr. Rosen may make this election before one (1) business day following the Release Effective Date under the Separation Agreement, which will be no earlier than May 14, 2010;

•
accelerated vesting on certain time-based stock options and stock grants under Mr. Rosen’s previous Amended and Restated Employment Agreement with the Company, dated July 23, 2009 (the “Employment Agreement”),  consisting of (1) options to purchase 104,353 shares of the Company’s common stock; and (2) 260,833 shares of the Company’s common stock;

•	accelerated vesting on a certain previously granted three-year restricted stock grants, consisting of 226,316 shares of the Company’s common stock;

•
upon receipt of shareholder approval to issue sufficient available shares under the Company’s Omnibus Incentive Plan, (i) accelerated vesting on additional time-based options to purchase 208,707 shares of the Company’s common stock (the “Conditional Options”) and (ii) issuance of additional common stock grants consisting of 521,677 shares of the Company common Stock less the number of shares equal to $105,000 divided by the closing price of the Company’s common stock on the Nasdaq Capital Market on the election date (the “Conditional Stock Grant”).  The Conditional Options and Conditional Stock Grant were granted under Mr. Rosen’s previous Employment Agreement;

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

•	18 months of reimbursement for COBRA premiums in order to provide health and life insurance benefits at least equal to those provided at the time of separation; and

•	other accrued amounts under the Employment Agreement, as of May 7, 2010.

The Company has not registered, and is under no obligation to register, the stock grants or the shares underlying the stock options provided under the Separation Agreement.

Fenix Energy

On May 12, 2010, the Company issued a termination notice to Fenix Energy to terminate the Company’s biofuel contract with them as a result of Fenix’s failure to post the mandatory letter of credit equal to one month’s projected sales that the Company requested in March 2010. The termination is effective immediately, although Fenix has a 30 day cure period. This contract was the Company’s largest single biofuel sales contract, under which Fenix Energy had agreed to purchase a minimum of 750,000 gallons of our biofuel per month for 12 months.  At this point, the Company has no reason to believe that Fenix will meet the requirement for the letter of credit or purchase any biofuel and has removed the contract from the Company’s production plans.

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

During the year ended December 31, 2009, we commenced our principal business operations and have exited the development stage. Prior to that, from our inception, we were a development stage entity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.”

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of March 31, 2010, we had an accumulated deficit of $53.5 million.  The operation and development of our business will require substantial additional capital to fund our operations, payments due under our exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

Our near-term business strategy involves the following:

•
Direct Sales.  We are seeking to develop a revenue stream from direct sales of our biofuel produced at our Baltimore production facility. Based on existing contracts with our customers, we are seeking to expand our facility over the next several months, if sufficient resources are available.  Our longer term strategy would include construction of additional plants.

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

Recent Developments

Significant recent developments in the first quarter and to date regarding our company include the following:

•
On May 12, 2010, we issued a termination notice to Fenix Energy to terminate our biofuel contract with them as a result of Fenix’s failure to post the mandatory letter of credit equal to one month’s projected sales that we requested in March 2010. The termination is effective immediately, although Fenix has a 30 day cure period. This contract was our largest single biofuel sales contract, under which Fenix Energy had agreed to purchase a minimum of 750,000 gallons of our biofuel per month for 12 months.  At this point, we have no reason to believe that Fenix will meet the requirement for the letter of credit or purchase any of our biofuel and have removed the contract from our production plans. We are continuing to work to advance several potential customers in our pipeline from negotiation to executed contracts. We believe that we will be able to offset the volume lost from the Fenix termination with some delay relative to when product might have been shipped under the Fenix contract, although there can be no assurance that we will be able to do so.

•
On May 7, 2010, the Company’s board of directors appointed John E. Mack, our current audit committee chairman, as non-executive Chairman of the Board, appointed David H. Goebel, our Chief Operating Officer, as a director, accepted the resignation of Lee S. Rosen as Chairman and as director and approved and executed a separation agreement with Mr. Rosen.

•
On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes and warrants, raising $700,000 in gross proceeds and $630,000 in net proceeds, after deducting finders’ fees.

•	In March 2010, we received the permit to construct approval from the State of Maryland to expand our Baltimore facility to 25 million gallons.

•
On March 12, 2010, we executed a non-binding Memorandum of Understanding, or MOU, with Regent Trend Investment Ltd (soon to be re-named Milestone Biofuels Limited, or Milestone), a potential strategic partner from China, under which Milestone would invest $20 million in our equity securities and we would collaborate with Milestone to form a joint venture to develop and operate biofuel production plants in the continental United States with a total aggregate plant capacity of 250 million gallons per year. Milestone would fund all of the capital requirements for the joint venture, and we would provide the technology and operate the plants.  We would earn a minimum royalty on all sales from the joint venture and would share in a percentage of profits above the minimum royalty. The MOU remains subject to a due diligence period of up to 75 days and negotiation, execution and delivery of definitive agreements acceptable to both parties and approved by their respective boards of directors. The investment also may be subject to shareholder approval under the NASDAQ listing rules. There is no assurance that definitive agreements will be signed or that the transaction will close.

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

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Critical Accounting Policies.”  No changes have been made to these policies during the quarter ended March 31, 2010.

Financial Operations Overview

Revenue

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

Results of Operations

Comparison of the three months ended March 31, 2010 and the three months ended March 31, 2009

Net Loss

We incurred a net loss of $2.9 million for the three months ended March 31, 2010, as compared to $2.4 million for the three months ended March 31, 2009.

The increase in net loss of $0.5 million resulted primarily from:

•	a $0.4 million increase in cost of revenues.

•	a $0.4 million increase in general and administrative expenses.

partially offset by:

•	a $0.1 million decrease in gain on debt extinguishment.

•	a $0.2 million decrease in fair value adjustment losses.

Revenue

Total revenues for the three months ended March 31, 2010 were $6,477, versus no total revenues for the three months ended March 31, 2009. The increase in total revenues was due to the initiation of biofuel production and sales from our production plant in Baltimore, Maryland which commenced in the second quarter of 2009.

Our product revenue was limited by a number of factors, including, losing approximately four weeks of production time due to the severe snow storms that occurred in the Baltimore area in January and February, which was also during a peak usage period for many of our customers, and scaling back our production efforts to conserve our working capital while we were pursuing additional financings.

Cost of Product Revenues

Cost of product revenues was $0.6 million for the three months ended March 31, 2010, versus $0.2 million for the three months ended March 31, 2009. Cost of product revenues is comprised of raw material feedstocks used in production of $0.1 million, direct facility costs of $0.3 million and amortization of license agreement of $0.2 million.

The cost of product revenue was driven by a disproportionally higher cost of production relative to units sold. To date, we have run only small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items were approximately $0.5 million of the $0.6 million gross loss. If we ramp up our production, the amortization and direct facility costs will have a disproportionate impact on our gross profit in relation to units sold. If our production volume increases, we believe that our per unit cost of production will decrease as we process much larger volumes, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $81,000 for the three months ended March 31, 2010, compared to approximately $194,000 for the three months ended March 31, 2009. The decrease in research and development expenses in 2010 is primarily the result of the beginning of production of our fuel and conducting less test burns which were used to evaluate additional customized fuel formulations using our proprietary blending technology.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended March 31, 2010, compared to $1.9 million for the three months ended March 31, 2009. The increase of $0.4 million in 2010 over the prior period was primarily attributable to an increase in expenses associated with the issuance of restricted stock, incentive compensation, legal fees, and consulting expenses partially offset by decreases in severance pay, board fees, and non cash compensation associated with the issuance of stock options & warrants.

Interest Expense

Interest expense was approximately $102,000 for the three months ended March 31, 2010, compared to approximately $109,000 for the three months ended March 31, 2009. The decrease is due to a reduction in the License Agreement payable balance. Interest expense consists of interest incurred related to the License Agreement payable.

(Loss) Gain on Fair Value Adjustment

Gain on change in fair value of warrant liability was nominal for the three months ended March 31, 2010, compared to $0.2 million loss for the three months ended March 31, 2009.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Liquidity and Capital Resources

Liquidity

At March 31, 2010, we had $0.2 million in cash, compared to $0.6 million at December 31, 2009.

On April 30, 2010, we received gross proceeds of $0.7 million from the issuance of  secured convertible notes to two investors  and in February we completed a  private placement of Common Stock, receiving  gross proceeds of $1.3 million.  Although we have received these funds this year, we will need to reduce costs and raise additional funding to continue our operations beyond  the second quarter of 2010. We expect that our available cash and interest income will be sufficient to finance currently planned activities through mid-June 2010. We estimate that we will require an additional $6 million to fund our operations for the next 12 months. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

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

We have financed our operations to date primarily through the sale of our common and preferred stock, secured convertible notes and warrants in private placements with accredited investors and registered direct offerings. In February 2010, we raised $1,305,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.69 per share and warrants with an exercise price of $0.90 per share.

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

Cash Flows

Net cash used in operating activities was approximately $1.3 million for the three months ended March 31, 2010, also reflected in our  net loss of $2.9 million are approximately $1.0 million of non-cash expenses, $0.2 million non-cash gain on extinguishment of debt and $0.9 million in favorable changes in operating assets and liabilities.  Included in the non-cash expenses are $0.5 million in stock-based compensation expense, approximately $0.1 million for stock, options and warrants issued for services rendered, $0.2 million in amortization of our license, $0.1 million amortization expense associated with our license agreement payable.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2010, and consisted of net proceeds from the issuance of common stock offset by payment of $0.1 for license payable.

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

•
continuing to pursue favorable tax incentives for our biofuel, particularly efforts to include our biofuel in the $1 per gallon and $0.50 credit afforded biodiesel and to have the benefit of such a change extend beyond the current expiration date of December 31, 2009 and to pursue obtaining EPA approval;

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

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the risk factors below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 26, 2010, and in subsequent filings with the SEC. If any of these risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Our existing financial resources will only provide financing until the middle of June 2010, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business until mid-June 2010, and we will need to control costs and raise additional capital to continue our business beyond mid-June 2010. Accordingly, we will need to raise additional capital in the second quarter of 2010. As of March 31, 2010, we have incurred a net loss of $2.9 million and negative cash flows from operating activities of $1.3 million. As of March 31, 2010, we had approximately $0.2 million of available cash and approximately $2.4 million of accounts payable and accrued expenses.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next $1 million due in March 2011. We also may owe certain lease payments under our site lease and terminaling services agreement for our Baltimore production facility and are negotiating to settle various issues by reducing rent payments and modifying certain terms of the agreements in return for making certain payments. If we are unable to raise additional capital, we will not be able to continue our business. We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured.

If we do not meet Nasdaq requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

Under Nasdaq listing rules, our common stock could be delisted from Nasdaq if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity, minimum $1.00 bid price and market capitalization), the distribution of our publicly held securities and compliance with Nasdaq listing agreements and SEC rules and regulations. For example, Nasdaq requires a minimum stockholders’ equity of $2.5 million or, alternatively, a market value of listed securities of at least $35 million. On March 26, 2010, we filed our annual report on Form 10-K for the year ended December 31, 2009, in which we reported  shareholders equity of $1,002,204.  In early April 2010, we received notice from Nasdaq that our  shareholders equity did not meet the minimum continued listing requirement of $2.5 million, based on our balance sheet as of December 31, 2009.  As of March 31, 2010, we also did not meet the alternative listing requirements of at least $35 million in market value of listed securities or at least $500,000 in net income from continuing operations.  As provided under the Nasdaq rules, we have 45 days from the date of  the  notice, or May 17, 2010, to submit a plan to regain and sustain compliance. We are submitting a plan of compliance contemporaneously with this filing.

Further, listed companies whose securities fall below the minimum $1.00 bid requirement for continued listing for 30 consecutive business days can be subject to delisting. In December 2009, we received a notice from NASDAQ that we were not in compliance with the minimum bid requirement for 30 consecutive business days and have until June 21, 2010 to regain compliance.  Our common stock has not traded above $1.00 on Nasdaq since December 2009.

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

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
President & Chief Executive Officer
(principal executive officer)

	By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer
(principal financial and accounting officer)

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

3.3	Amended and Restated Bylaws, dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008).
4.1	Form of Secured Convertible Promissory Note and Security Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 6, 2010).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 6, 2010).
10.1	Form Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2010).
10.2	Reimbursement Agreement dated as of April 30, 2010 between 2020 Energy LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2010).
10.3	Employment Agreement dated as of March 29, 2010 between Dane R. Saglio and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 2, 2010).
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.