Form 10-Q
period 2010-06-30
New Generation Biofuels Holdings, Inc
filed 2010-08-23
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
Yes ☐ No ☒

At August 13, 2010, the registrant had 38,682,361 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from anticipated results. Important factors that may cause actual results to differ from projections include without limitation:

•	our lack of operating history;

•	our dependence on additional financing to continue as a going concern;

•	our inability to generate revenues or profits from sales of our biofuel and to establish commercial scale production facilities;

•	the disproportionately higher cost of production relative to units sold;

•	our ability to fully realize the value of our intellectual property, which are our principal assets;

•
our inability to enter into acceptable licensing agreements with respect to our technology or the inability of any licensee to successfully manufacture, market or sell biofuel utilizing our technology;

•	market acceptance of our biofuel;

•	our inability to compete effectively in the renewable fuels market;

•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;

•	our ability to protect our technology through intellectual property rights;

•	unexpected costs and operating deficits;

•	adverse results of any material legal proceedings; and

•	other specific risks set forth under the heading “Risk Factors” beginning on page 38 of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$262,031	$567,647
Restricted cash	14,702	-
Accounts receivable	-	63,900
Other receivables	41,406	41,406
Inventories	11,708	11,708
Deferred financing costs - net	33,652	-
Prepaid expenses and other current assets	59,230	237,635
Total current assets	422,729	922,296

Property, plant and equipment - net	1,131,212	1,120,911
License agreement - net	5,282,487	5,650,988
Other assets - net	385,184	346,073
TOTAL ASSETS	$7,221,612	$8,040,268

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,113,612	$1,472,519
Loan payable	50,000	50,000
Convertible notes payable
(net of unamortized discount of $46,651 and $-)	653,349	-
License agreement payable, current portion
(net of unamortized discount of $337,353 and $375,467)	662,647	624,533
Accrued dividends on preferred stock	864,148	1,078,003
Common stock warrant liability and antidilution obligation	97,421	110,874
Total current liabilities	5,441,177	3,335,929

License agreement payable
(net of unamortized discount of $467,974 and $622,274)	2,532,026	3,377,726
Deferred rent	284,137	324,409
Total liabilities	8,257,340	7,038,064

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-

Series A Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value, 300,000 shares authorized, - and 18,400 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively; aggregate liquidation preference of $-	-	710,970

Series B Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value, 250,000 shares authorized, 45,785 and 45,785 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively; aggregate liquidation preference of $5,442,696	3,094,872	3,094,872

Common stock, $0.001 par value, 100,000,000 shares authorized; 37,582,361 and 31,711,578 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	37,582	31,712

Additional paid-in-capital	52,455,767	47,593,489

Accumulated deficit	(56,623,949)	(50,428,839)
Total stockholders' (deficit) equity	(1,035,728)	1,002,204
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$7,221,612	$8,040,268

                       The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Revenues:
Product	$-	$42,637	$6,477	$42,637
Total revenue	-	42,637	6,477	42,637
Operating expenses:
Cost of product revenue (including depreciation and amortization for the three and six months ended June 30, 2010 and 2009 of $239,612, $419,064, $171,758, and $332,612, respectively)	526,404	597,840	1,107,352	806,495
Research and development expense	72,302	95,769	153,160	290,035
General and administrative expense	2,088,705	2,601,685	4,433,704	4,496,284
Total operating expenses	2,687,411	3,295,294	5,694,216	5,592,814

Loss from operations	(2,687,411)	(3,252,657)	(5,687,739)	(5,550,177)

Interest income	71	937	385	1,656
Interest expense	(280,297)	(110,579)	(382,281)	(219,663)
Gain on debt extinguishment	-	-	154,000	241,500
Loss on net change in fair value of derivative liabilities	(12,102)	(2,935,039)	(4,996)	(3,140,648)

Net loss	(2,979,739)	(6,297,338)	(5,920,631)	(8,667,332)

Dividends to preferred stockholders	(125,787)	(170,017)	(274,479)	(4,381,821)

Net loss attributable to common stockholders	$(3,105,526)	$(6,467,355)	$(6,195,110)	$(13,049,153)

Basic and diluted net loss per share	$(0.09)	$(0.25)	$(0.18)	$(0.56)

Weighted average number of shares outstanding	36,337,173	25,726,050	34,983,189	23,326,692

The accompanying notes are an integral part of these consolidated financial statements

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
Six Months ended June 30, 2010
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	31,711,578	$31,712	18,400	$710,970	45,785	$3,094,872	$47,593,489	$(50,428,839)	$1,002,204

Issuance of stock options and restricted stock to employees	940,340	940	-	-	-	-	1,083,673	-	1,084,613
Issuance of stock options to non-employees	-	-	-	-	-	-	3,318	-	3,318
Issuance of warrants in connection with convertible notes payable	-	-	-	-	-	-	149,949	-	149,949
Issuance of warrants to non-employees for deferred financing costs	-	-	-	-	-	-	38,165	-	38,165
Issuance of common stock pursuant to separation agreement	164,062	164	-	-	-	-	104,836	-	105,000
Issuance of common stock for settlement of license agreement payable	1,100,000	1,100	-	-	-	-	724,900	-	726,000
Proceeds from the issuance of common stock and warrants, net of offering costs	3,001,970	3,002	-	-	-	-	1,540,348	-	1,543,350
Conversion of preferred stock into common stock	582,089	582	(18,400)	(710,970)	-	-	1,198,722	-	488,334
Antidilution obligation associated with issuance of common stock	-	-	-	-	-	-	(40,000)	-	(40,000)
Issuance of common stock for settlement of antidilution obligation associated with issuance of common stock	82,322	82	-	-	-	-	58,367	-	58,449
Preferred stock dividends	-	-	-	-	-	-	-	(274,479)	(274,479)
Net loss	-	-	-	-	-	-	-	(5,920,631)	(5,920,631)

Balance at June 30, 2010	37,582,361	$37,582	-	$-	45,785	$3,094,872	$52,455,767	$(56,623,949)	$(1,035,728)

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,920,631)	$(8,667,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5,609	-
Amortization of prepaid consulting fee	71,339	-
Amortization of deferred financing costs	74,513	-
Depreciation and amortization expense	56,667	34,623
Amortization of license agreement	368,501	310,784
Amortization of discount on license agreement payable	192,414	219,663
Amortization of discount on convertible notes payable	103,298	-
Issuance of common stock pursuant to separation agreement	105,000	-
Compensation expense associated with stock options and restricted stock to employees	1,084,613	1,435,439
Stock options issued to non-employees for services	3,318	260,121
Loss on change in fair value of warrant liability and antidilution obligation	4,996	3,140,648
Gain on debt extinguishment	(154,000)	(241,500)
Changes in operating assets and liabilities:
Accounts receivable	58,291	(16,841)
Prepaid expenses and other current assets	107,066	73,627
Other assets	(40,739)	116,735
Accounts payable and accrued expenses	1,591,093	168,840
Deferred rent	(40,272)	-
Net cash used in operating activities	(2,328,924)	(3,165,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(14,702)	-
Purchase of property and equipment	(52,048)	(615,209)
Payment for patents	(13,292)	(116,735)
Net cash used in investing activities	(80,042)	(731,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	(120,000)	-
Proceeds from the issuance of convertible notes payable	700,000	-
Payment of deferred financing costs	(20,000)	-
Proceeds from issuance of common stock, net	1,543,350	2,958,748
Net cash provided by financing activities	2,103,350	2,958,748
Decrease in cash and cash equivalents	(305,616)	(938,389)
Cash and cash equivalents - beginning of period	567,647	1,476,246
Cash and cash equivalents - end of period	$262,031	$537,857

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Accrued dividends on preferred stock	$274,479	$376,660
Common stock issued for payment of license agreement payable	$726,000	$1,000,000
Antidilution obligation associated with issuance of common stock	$40,000	$102,500
Common stock warrant liability	$-	$2,214,371
Reclassification of warrant liability in connection with antidilution triggering event	$-	$158,451
Cumulative effect of reclassification of warrants (ASC Topic 815)	$-	$260,115
Issuance of common stock settlement of antidilution obligation associated with issuance of common stock	$58,449	$-
Discount on convertible notes associated with detachable warrants	$149,949	$-
Issuance of warrants to non-employees for deferred financing costs	$38,165	$-
Conversion of Series A preferred stock to common stock	$710,970	$-
Accrued preferred stock dividends converted into shares of common stock	$488,334	$-
Deferred financing costs included in accounts payable and accrued expenses	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

 NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

New Generation Biofuels Holdings, Inc. (the “Company”), a Florida corporation, through its wholly owned subsidiary, New Generation Biofuels, Inc., a Delaware corporation, holds an exclusive license for North America, Central America and the Caribbean (the “Master License”) to commercialize proprietary technology (the “Technology”) to manufacture alternative biofuels from vegetable oils and animal fats that the Company intends to market as a new class of renewable fuel for power generation, commercial and industrial heating and marine transportation.

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

The Company has incurred a net loss of $5.9 million for the six months ended June 30, 2010 and has an accumulated deficit of $56.6 million as of June 30, 2010. The Company is obligated to pay $4.0 million in additional payments under the Master License, of which $1.0 million is due in March 2011.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentations.

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

Restricted Cash

As of June 30, 2010 and December 31, 2009, the Company had restricted cash of $14,702 and $-0-, respectively, which serves as collateral for a surety bond.

Other Receivables

As of June 30, 2010 and December 31, 2009, other receivables were comprised of non-trade receivables in connection with the 50 cent per gallon U.S. federal alternative fuel excise tax credit.  The Company records its alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. No fuel tax credits were earned during the three months and six months ended June 30, 2010 and 2009.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the six months ended June 30, 2010, the Company capitalized deferred financing costs of $108,165. During the three months and six months ended June 30, 2010 and 2009, the Company amortized deferred financing costs of $74,513 and $0, respectively to interest expense.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to fifteen years) using the straight-line method.  Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.  Depreciation and amortization expense for the three and six months ended June 30, 2010 and 2009 was $20,916, $41,747, $20,726 and $30,958, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Property, plant and equipment consists of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Property and equipment	$1,120,092	$1,109,571
Construction in progress	114,069	72,542
	1,234,161	1,182,113
Less: accumulated depreciation and amortization	(102,949)	(61,202)

Property, plant and equipment – net	$1,131,212	$1,120,911

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

Convertible Debt

Convertible debt is accounted for under specific guidelines established in GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

GAAP rules specify that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with GAAP contingency rules. The contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with said rules, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

As of June 30, 2010 and 2009, there were 24,000,964 and 18,509,608, respectively, shares of common stock equivalents including options (convertible into 8,807,711 shares of common stock as of June 30, 2010 and 8,362,710 shares of common stock as of June 30, 2009), non-employee options (convertible into 1,741,000 shares of common stock as of June 30, 2010 and 1,741,000 shares of common stock as of June 30, 2009), and warrants (convertible into 13,452,253 shares of common stock as of June 30, 2010 and 8,405,898 shares of common stock as of June 30, 2009), all of which were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of June 30, 2010 and 2009, there were -0- and 18,400 shares of Series A Convertible Preferred Stock outstanding which are convertible into -0- and 548,510, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of June 30, 2010 and 2009, there were 45,785 and 57,693, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,814,232 and 2,112,226, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as follows:

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$262,031	$262,031	$–	$–
Total assets	$262,031	$262,031	$–	$–
Liabilities:
Derivative - warrants	$23,421	$–	$–	$23,421
Antidilution obligation	$74,000	$–	$–	$74,000
Total liabilities	$97,421	$–	$–	$97,421

Description	December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$567,647	$567,647	$–	$–
Total assets	$567,647	$567,647	$–	$–
Liabilities:
Derivative - warrants	$52,425	$–	$–	$52,425
Antidilution obligation	$58,449	$–	$–	$58,449
Total liabilities	$110,874	$–	$–	$110,874

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3):

Derivative – warrants and antidilution obligation
Balance at January 1, 2010	$110,874
Transfers to (from) Level 3 (1)	(18,449)
Adjustment to fair value included in earnings (2)	(7,106)
Balance March 31, 2010	$85,319
Adjustment to fair value included in earnings (3)	12,102
Balance June 30, 2010	$97,421

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

(2)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.  The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times and an estimated fair market value of the Company’s common stock.  For the three months ended March 31, 2010, the net adjustment to fair value resulted in a gain of $7,106 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

(3)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.  The fair value of the antidilution obligation is calculated using a weighted-average probability of a subsequent financing transaction at less than $0.69 per share to determine an estimate of the number of shares to be issued to all investors in the February 2010 Private Placement pursuant to the antidilution provisions times and an estimated fair market value of the Company’s common stock.  For the three months ended June 30, 2010, the net adjustment to fair value resulted in a loss of $12,102 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

In April 2009, the Company’s board of directors and shareholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 2.7 million to 6.4 million shares. Other than this increase in the number of shares reserved for issuance, all other provisions of the Incentive Plan remained the same as adopted in October 2007 by the Company’s board of directors and in November 2007 by the Company’s shareholders.

In February 2010, the Company’s board of directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 6.4 million to 10.0 million shares. In July 2010, the shareholders approved this amendment at the annual shareholders meeting.  Other than this increase in the number of shares reserved for issuance, all other provisions of the Incentive Plan remained the same as adopted in October 2007 by the Company’s board of directors and in November 2007 by the Company’s shareholders.

Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest immediately or in equal installments over three years of continuous service and have a ten year contractual term.

Employee Options

The fair value of employee stock option awards for the six months ended June 30, 2010 and 2009 was estimated using the Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2010	2009
Weighted average grant date fair value	$0.52	$0.73
Dividend yield	0.0%	0.0%
Risk free rate of return	2.07-2.60%	1.54 – 3.28%
Expected life in years	5.0	5.0
Volatility	101%	100%

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s employee options outstanding as of June 30, 2010 and the changes during the period ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	8,954,845	$2.35	7.98
Granted	700,985	$0.70	9.77
Forfeited or cancelled	(848,119)	$2.83	8.38
Options outstanding at June 30, 2010	8,807,711	$2.17	7.58
Vested and expected to vest at June 30, 2010	7,880,607	$2.33	7.39	$–
Options exercisable at June 30, 2010	6,833,088	$2.39	7.19	$–

Options exercisable at June 30, 2010 do not include 927,104 performance based options. The Company recognizes compensation cost for performance based options once it is probable that the performance milestones will be achieved. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2010. This amount changes based upon changes in the fair market value of the Company’s common stock.

The Company recognized $212,337, $533,243, $712,756, and $1,128,377 in compensation expense for stock options issued to employees for the three and six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of June 30, 2010, there was approximately $545,000 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Non-Employee Options

There were no options granted to non-employees during the six months ended June 30, 2010.  The fair value of non-employee stock option awards for the six months ended June 30, 2009 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its non-employee stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

2009
Weighted average grant date fair value	$0.78
Dividend yield	0.0%
Risk free rate of return	3.7%
Expected life in years	10
Volatility	99%

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-employee options outstanding as of June 30, 2010 and the changes during the period ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,741,000	$5.59	7.50
Granted	–	$–	–
Forfeited or cancelled	–	$–	–
Options outstanding at June 30, 2010	1,741,000	$5.59	7.01
Vested and expected to vest at June 30, 2010	191,000	$4.87	7.61	$–
Options exercisable at June 30, 2010	191,000	$4.87	7.61	$–

Options exercisable at June 30, 2010 do not include 1,550,000 performance based options.  The Company recognizes compensation cost for performance based options once it is probable that the performance milestones  will be achieved. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The Company recognized $-0-, $3,318, $9,732, and $16,220 in compensation expense for stock options issued to non-employees for the three and six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of June 30, 2010, there was $0 of total unrecognized compensation expense related to unvested employee stock options.

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s board of directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation and to align employee and shareholder interests, by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives. The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years. The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions. All shares and options issued under the Equity Compensation Plan are issued pursuant to the Company’s Incentive Plan that has been approved by the Company's shareholders.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2010, the Company cancelled 59,659 shares of previously issued and unvested restricted stock forfeited by several former employees.

The Company recognized $388,525, $551,370, $290,000, and $297,268 in compensation expense for restricted stock awards issued to employees for the three and six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of June 30, 2010, there was approximately $1,4 million of total unrecognized compensation expense related to unvested employee restricted stock awards.  This expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

The Company recognized $-0-, $9,792, $29,376, and $58,752 in compensation expense for restricted stock awards issued to non-employees for the three and six months ended June 30, 2010 and 2009, which is included in general and administrative expense in the consolidated statements of operations. As of June 30, 2010, there was no unrecognized compensation expense related to unvested non-employee restricted stock awards.

NOTE 3 – CONVERTIBLE NOTES

April 2010 Private Placement

On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes and warrants raising approximately $700,000 in gross proceeds. The securities were issued pursuant to a Note and Warrant Purchase Agreement, dated April 30, 2010, between the Company and accredited investors.

In connection with the Purchase Agreement, the Company executed a Secured Convertible Promissory Note and Security Agreement with each note purchaser under the Purchase Agreement (the “Notes”).  The Notes pay interest at a rate of 10% per annum, will mature ninety (90) calendar days after their date of issuance (or July 29, 2010) and are convertible into shares of the Company’s common stock at a conversion price of $0.90 per share at any time prior to the maturity date, at the election of the noteholder.  In the aggregate, the Notes will be convertible into up to 797,222 shares of our common stock if held to maturity, including interest.  The Notes are secured by (1) a first-priority security interest in Company assets at the Company’s leased Baltimore biofuel production plant and (2) a pledge of a number of shares of the Company’s common stock held by 2020 Energy LLC, the Company’s largest shareholder, equal to 120% of the maximum aggregate principal amount of the Notes divided by the consolidated closing bid price of the Company’s common stock on the NASDAQ Capital Market immediately prior to entering into binding agreements for this transaction.  Pursuant to a Reimbursement Agreement between the Company and 2020 Energy (the “Reimbursement Agreement”), if an event of default occurs under the Notes and remains uncured and the noteholders exercise their rights against the pledged shares from 2020 Energy, the Company has agreed to reimburse 2020 Energy by issuing to 2020 Energy a number of shares equal to the pledged shares, to the extent permissible by NASDAQ rules.

As of June 30, 2010 accrued interest for the Notes was $12,056, which is included in accounts payable and accrued expenses in the consolidated balance sheet.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Management estimated the fair value of each instrument separately and allocated the proceeds in accordance with the relative fair value method.  The amount allocated to the warrants in accordance with this method was $149,949.  The convertible notes payable have been recorded on the consolidated balance sheet net of the discount representing the allocation of the relative fair value to the warrant.  The Company records interest in the consolidated statements of operations as the discounted Note is accreted to its face value through maturity, in addition to recording the 10% interest charge.   For the three and six months ended June 30, 2010, amortization expense related to the debt discount totaled $103,298.

The Company has determined the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional. Additionally, there is no beneficial conversion feature related to the Notes as the conversion price assigned to the Notes is greater than the fair market value of the Company’s common stock on the date of issuance.

The Company agreed to pay commissions to certain finders in connection with the offering based on the proceeds received from the purchasers introduced by each finder. The Company paid each finder a cash commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such finder and warrants to purchase a number of shares of common stock equal to 10% of the same total proceeds divided by $0.90.   The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $38,165.  The Company capitalized these commissions as deferred financing costs totaling $108,165 and is amortizing them over the term of the notes. The Company incurred amortization expense of $74,513 during the three and six months ended June 30, 2010 which is included in interest expense in the consolidated statements of operations.

In August 2010 the Company obtained an extension from each of the Note holders.  The Note holder for the $200,000 Note changed the maturity date to August 19, 2010,  The Note holder for the $500,000 Note changed the maturity date to August 31, 2010.   As part of the extension agreements each Note retroactively changes the rate of interest from the date of the Note, April 29, 2010 from 10% to 15%.  As of June 30, 2010 the additional accrued interest for the Notes would have been $6,027 (or $12,056 would increase to $18,083).

NOTE 4 – COMMON STOCK

March 2009 Private Placement

In March 2009, the Company completed a private placement (the “March 2009 Private Placement”) of 3,957,500 shares of common stock, at a price of $0.80 per share to certain “accredited investors” as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  The gross proceeds from the March 2009 Private Placement were $3.2 million and net proceeds, after deducting placement agent’s fees and estimated offering expenses payable by the Company, were approximately $3.1 million.  Each investor in the March 2009 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share (the “$0.90 warrants”). The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The $0.90 warrants and the March 2009 Placement Agent Warrants had a fair value of $2,163,943 on the date of issuance based on the Black-Scholes options pricing method.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The $1.00 warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature.  As of December 31, 2009 the warrant liability related to the $1.00 warrants was $52,425.  At June 30, 2010 after being marked to market the balance was $23,421 with a gain of $21,898 and $29,004, respectively, being recognized and recorded in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2009, the net adjustment to fair value related to the $1.00 warrants resulted in a loss of $63,536 and $70,090, respectively, and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statement of operations.

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

The Company has determined that the antidilution provisions in the March 2009 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment.  The Company estimated the fair value of the antidilution obligation to be $102,500 at the issuance date.  There was no change in fair value of this liability for the three and six months ended June 30, 2009.  At December 31, 2009, the fair value of the antidilution obligation of $58,449 was calculated using an estimate of the number of shares (82,322 shares) to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value ($0.71) of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  For the three and  six months ended June 30, 2010, no gain or loss was recorded because shares were issued to settle the obligation of $58,449 on March 31, 2010 at a fair market value of $0.71.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2009, the net adjustment to fair value related to the $0.90 warrants and March 2009 Placement Agent Warrants resulted in a loss of $2,871,503 and $3,172,222 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

February 2010 Private Placement

In February 2010, the Company completed a private placement (the “February 2010 Private Placement”) of 1,890,858 shares of Common Stock, at a price of $0.69 per share to certain “accredited investors” as defined in Regulation D under the Securities Act. The gross proceeds from the February 2010 Private Placement were $1.3 million and approximately $1.1 million in net proceeds, after deducting finders’ fees.  Each investor in the February 2010 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date. The warrants have a fair value of $1,082,362 on the date of issuance based on the Black-Scholes options pricing method.

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

The 2010 February Private Placement also included certain antidilution provisions for the benefit of investors. If at any time prior to six (6) months after the registration statement is declared effective the Company issues additional equity securities in a “financing transaction” (as defined in the transaction documents) with a purchase price less than the unit price or issues convertible securities with a purchase price less than the unit price, the Company is obligated to issue additional shares of common stock to investors in the 2010 February Private Placement so that the aggregate number of shares received by the investor is equal to the number of shares of common stock that the investor would have received if the same dollar amount had been invested at the purchase price of the additional equity securities.  There are no anti-dilution provisions in the warrants.  The total number of shares issued to all investors in the 2010 February Private Placement and pursuant to anti-dilution provisions will not exceed the maximum number of shares that may be issued without the Company obtaining shareholder approval under NASDAQ listing rules.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has determined that the antidilution provisions in the February 2010 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment. date.  The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the February 2010 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock.  The carrying value of the antidilution obligation requires the input of highly subjective assumptions.  The Company estimated the fair value of the antidilution obligation to be $40,000 at the issuance date.  At June 30, 2010 after being marked to market the balance was $74,000 with a loss of $34,000 being recognized and recorded in loss on net change in fair value of derivative liabilities on the accompanying consolidated statement of operations for the three and six months ended June 30, 2010.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 and has entered into registration rights agreements in connection with the February 2010 Private Placement.

May 2010 Separation Agreement

On May 7, 2010 the Company entered into a Separation Agreement with Lee Rosen, the former Chairman of the Board.  As part of the agreement, Mr. Rosen was given the right to receive an additional $105,000 in the form of a note or by making a stock election.  On May 17, 2010 the election was made by Mr. Rosen to receive $105,000 in the form of Company stock.  The number of shares awarded was 164,062 which was calculated using the closing stock price of $0.64 on May 17, 2010.

June 2010 Offering

On June 14, 2010, the Company closed a registered direct offering with one institutional investor under which the Company issued 1,111,112 shares of Common Stock (the “June 2010 Offering”), and warrants to purchase 555,556 shares of common stock.  The gross proceeds from the June 2010 Offering were $500,000, and the net proceeds, after deducting the placement agent’s fee and the estimated offering expenses payable by the Company, were approximately $407,000. The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.50 shares of Common Stock at an exercise price of $0.60 per share.  Each share was purchased at a price of $0.45. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events.  The warrants have a fair value of $222,944 on the date of issuance based on the Black-Scholes options pricing method.

In connection with the transaction the Company entered into a placement agent agreement pursuant to which the placement agent received a fee equal to 7% of the gross proceeds of the offering and a warrant to purchase shares of common stock equal to 5% of the number of shares of common stock sold by the Company in the offering at an exercise price of $0.75 per share.

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

On May 9, 2007, the Company completed the offering (the “Series A Private Placement”) of 27,950 shares of the Company’s newly issued Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at price of $100.00 per share to certain “accredited investors” as defined in Regulation D under the Securities Act. The gross proceeds were $2,795,000. Under the terms of the Series A Private Placement, each investor had the option to purchase additional securities up to the amount initially purchased on the same terms as those of the Series A Private Placement (the “Subscriber Option”). On June 8, 2007, the Company sold an additional 14,600 shares of Series A Preferred Stock at price of $100.00 per share in connection with exercises of the Subscriber Option. The gross proceeds were $1,460,000.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

At any time prior to the third anniversary of the initial date of issuance, any holder of Series A Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock calculated by multiplying the number of shares to be converted by such shares’ “stated value” (i.e. $100 per share plus the amount of all dividends accumulated thereon) and dividing the result by the “conversion price” then in effect.  The initial conversion price of each share of Series A Preferred Stock was $4.00, and each share of Series A Preferred Stock was initially convertible into 25 shares of the Company's common stock.  Upon the third anniversary of the date of issuance, each share of Series A Preferred Stock automatically, and without any action on the part of the holder, converts into that number of shares of the Company's common stock computed by dividing such share’s “stated value” by the “conversion price” then in effect.  The “conversion price” is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock. The Series A Preferred Stock is not redeemable.

 On May 9, 2010 the third anniversary of the date of issuance, each share of Series A Preferred Stock automatically, and without any action on the part of the holder, converted into that number of shares of the Company's common stock computed by dividing such share’s “stated value” by the “conversion price” then in effect.  On May 9, 2010 the conversion price of each share of Series A Preferred Stock was $4.00.  Each share of Series A Preferred Stock accrued cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends were paid in shares of common stock having a fair market value at the time of issuance.  Pursuant to the terms of the Securities Purchase Agreement the Company issued 582,089 shares of common stock upon the automatic conversion of the Series A Preferred Stock.  Accrued dividends for the Series A Preferred Stock were $488,334 through the date of conversion and were $424,313 at December 31, 2009.

Series B Preferred Stock

On March 31, 2008, the Company completed the offering (the “Series B Private Placement”) of a total 43,986 shares of the Company’s newly issued Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a price of $100.00 per share to certain “accredited investors” as defined in Regulation D under the Securities Act. The gross proceeds from the issuance of 40,768 shares of Series B Preferred Stock was $4,076,800. In addition, the Company issued 3,218 shares of Series B Preferred Stock as commission in connection with the Series B Private Placement.

On May 13, 2008, the Company completed a second closing of the Series B Private Placement of a total 35,419 shares of the Company’s Series B Preferred Stock. The gross proceeds from the issuance of 35,123 shares of Series B Preferred Stock was $3,512,300. In addition, the Company issued 296 shares of Series B Preferred Stock as commission in connection with the Series B Private Placement.  In summary, in the offering that was closed on March 31, 2008 and May 13, 2008, the Company sold a total of 75,891 shares of Series B Preferred Stock and warrants to purchase 446,413 shares of common stock for total gross proceeds of $7,589,100.

The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock also is not redeemable.

At any time prior to the third anniversary of the date of issuance, any holder of Series B Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock calculated by dividing the sum of the stated value and all accrued dividends not previously paid or added to the stated value to the date of such conversion by the Series B Preferred Stock conversion price then in effect. Upon the third anniversary of the initial issue date of the Series B Preferred Stock, each share of Series B Preferred Stock will automatically convert into the number of shares of common stock into which it is then convertible. The initial conversion price is $4.25 per share, subject to adjustment upon the occurrence of certain major corporate events such as reorganizations and stock splits (the “Series B Conversion Price”).

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the stated value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the board of directors and paid by the Company on the common stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the stated value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at stated value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in stated value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. As of June 30, 2010 and December 31, 2009, accrued dividends on the Series B Preferred Stock were $864,148 and $653,690, respectively.

The Series B Preferred Stock was convertible into 1,868,367 shares of common stock, at the election of the holders, at the Series B Conversion Price. The fair market value of the beneficial conversion was calculated based on the difference between the share price of the common stock, at the time of issuance, and the Series B Conversion Price. This resulted in a $2,963,995 deemed dividend related to the beneficial conversion feature during the year ended December 31, 2008.

Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of common stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the stated value plus all accrued dividends not previously paid or added to stated value. As of, June 30, 2010, the liquidation value of the Series B Preferred Stock was $5,442,696.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

For the three and six months ended June 30, 2009, the net adjustment to fair value related to the Series B Private Placement common stock purchase warrants resulted in a gain of $-0- and $101,664, respectively and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

The ability of the Company to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Company, general business conditions and other factors deemed relevant by the Company’s board of directors.

NOTE 6 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

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

On February 19, 2010, the Perpetual License, as amended, was further amended, to allow the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock in lieu of making the $500,000 payments due on February 20, 2010 and March 20, 2010.  The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share, resulting in a gain on debt extinguishment of $-0- and $154,000 for the thre and  six months ended June 30, 2010, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On or about January 4, 2010, the Company was notified that it was in default under its site lease agreement with Pennington Partners, LLC (the “landlord”) and terminaling services agreement with an affiliate of the landlord, primarily due to its failure to pay rent in the amount of $320,000.  The Company is seeking to negotiate a settlement of the amounts owed and to restructure the remaining obligations under the agreements.  There can be no assurance that the Company will be successful in negotiating a settlement with the landlord, and the landlord may terminate the lease as a result of the Company’s default and, among other potential remedies, accelerate the Company’s obligations due under the agreements.  As of June 30, 2010 and December 31, 2009, accrued and unpaid rent under the agreements totaled approximately $702,108 and $362,500, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.  Please see Note 9 for information on resolution of the settlement negotiations with the landlord.

NOTE 8 – AGREEMENTS

Resignation of Lee S. Rosen as Chairman and Separation Agreement

On May 7, 2010, the Company’s board of directors accepted the resignation of Mr. Rosen as the Chairman of the Board and as a director.   In connection with Mr. Rosen’s resignation, the board of directors negotiated and executed a Separation Agreement, dated May 7, 2010, between the Company and Mr. Rosen (the “Separation Agreement”). Under the Separation Agreement, Mr. Rosen is entitled to the following:

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

•
upon receipt of shareholder approval to issue sufficient available shares under the Company’s Incentive Plan, (i) accelerated vesting on additional time-based options to purchase 208,707 shares of the Company’s common stock (the “Conditional Options”) and (ii) issuance of additional common stock grants consisting of 521,677 shares of the Company’s common stock less the number of shares equal to $105,000 divided by the closing price of the Company’s common stock on the NASDAQ Capital Market on the election date (the “Conditional Stock Grant”).  The Conditional Options and Conditional Stock Grant were granted under Mr. Rosen’s previous Employment Agreement;

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fenix Energy

On May 12, 2010, the Company issued a termination notice to Fenix Energy to terminate the Company’s biofuel contract with Fenix as a result of Fenix’s failure to post the mandatory letter of credit equal to one month’s projected sales that the Company requested in March 2010. The termination became effective immediately following a 30 day cure period, which Fenix did not meet. This contract was the Company’s largest single biofuel sales contract, under which Fenix had agreed to purchase a minimum of 750,000 gallons of our biofuel per month for 12 months.

NOTE 9 – SUBSEQUENT EVENTS

On August 17, 2010 the Company closed a registered direct offering with several institutional investors under which the Company issued 5,000,000 shares of its common stock.  The sale price was $0.20 per share and the Company received gross proceeds of $1,000,000 and net proceeds of approximately $915,000 after deducting fees and offering expenses. The investors also received one warrant for each four shares of common stock purchased.  The shares and warrants were issued of an active registration statement.  The warrants are exercisable after six months and have a 5-year term at an exercise price of $0.30 and can only be exercised for cash while registered.

On August 5, 2010 the Company appeared before a NASDAQ Continued Listing Hearing Panel to present a plan to regain and sustain compliance with the NASDAQ continued listing standards. The Company was deficient on two continued listing standards as of June 30, 2010 when we reported negative stockholders equity of approximately $1.1 million.  The Company offered to the panel that closing of the August 2010 registered direct offering coupled with the subsequent negotiated settlement payments and the conversion of the 90-day secured convertible Notes results in increases in the Company’s stockholders equity.  The Company also stated that it expected to be in compliance with the stockholders equity requirement when it files its Form 10-Q for the period ending September 30, 2010.  Based on the proceeds received in the August registered direct, the Company will need to raise additional equity capital beyond the recent transaction to meet this statement and to fund the negotiated settlement agreements.  The Company is also deficient with the $1.00 bid price standard and has asked the panel for the 180 day extension to regain compliance.  The Company believes it has the catalysts in place for share price appreciation and long term continued listing standard compliance. With working capital the Company anticipates executing on the short term objectives of reinitiating production activities, shipping fuel out of Baltimore and signing additional sales contracts over the next couple of months.  The Company also intends to continue work towards completing the potential Regent Trend Investment Ltd., or Milestone, joint venture agreement and also to continue pursuit of power generation opportunities.

In April the Company issued two Convertible Secured Promissory Notes (Notes) with July 29, 2010 maturity dates.  The Company extended the maturity dates of the Notes. Under two separate extension agreements and the maturity dates are now August 31, 2010 ($500,000 note) and August 19, 2010 ($200,000 note), respectively. The Company has a 10 business day cure period if it fails to pay  the Notes or the investor does not convert upon the maturity date.

In consideration of the extension the Company amended the terms of the Note to increase the Note interest rate from 10% to 15% retroactive to the Note inception.  As a result of this rate change, the Company will record additional interest expense of $6,027.  The Company is in discussions with the holders of the Notes to convert the balance of the Notes plus accrued interest into shares of common stock.  There can be no assurance that the Company will reach an agreement with the holders to convert the notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation, that began generating revenues in 2008.

We produce our biofuels using proprietary blending technologies that we believe is simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional biodiesel. We believe that this technology gives us a competitive advantage by enabling us to produce biofuels that are cleaner and less expensive than our competitors. Our technology also gives us the flexibility to produce our biofuel from multiple feedstocks, which allows us to use non-edible raw materials in our production process, when desirable. We believe that these fuel characteristics will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market.

During the year ended December 31, 2009, we commenced our principal business operations and have exited the development stage.

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of June 30, 2010, we had an accumulated deficit of $56.6 million.  The operation and development of our business will require substantial additional capital to fund our operations, payments due under our exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009.

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

•	Strategic Partners. We are seeking arrangements with strategic partners who would both provide funding and support our efforts to develop our production capacity and attract customers.
•	Research and Development. To the extent permitted by our limited resources, we are continuing to develop our technology and extend it to fuels with additional applications.

Recent Developments

Significant recent developments in the second quarter and to date regarding our company include the following:

•	On July 21, 2010 we announced that we have filed for a patent application for our new pyrolysis oil based biofuel.

•
On July 14, 2010, we announced that we and Burmeister and Wain Energy A/S ("BWE") an engineering organization located in Lyngby, Denmark have entered into a Memorandum of Understanding (MOU) to cooperatively expand the use of NGBF’s renewable biofuels technology with BWE's engineering expertise in power generation and green renewable applications. The two companies believe there are substantial mutual benefits that can arise from the collaborations of BWE's expertise in combustion systems and our biofuel production know-how and proprietary technology. The companies intend to explore business opportunities to provide renewable energy solutions to BWE's existing customers.

•
On June 24, 2010, we announced that the Baltimore City Board of School Commissioners has approved a long term boiler test and evaluation of our proprietary biofuel in two of Baltimore City's public schools over a one year period. The maximum volume for the program is capped at 1,000,000 gallons, but can be increased up to 2,000,000 gallons if both parties agree.

•
On June 23, 2010, we received a letter from The NASDAQ Stock Market notifying us that a Staff determination has been made to delist our securities from The NASDAQ Capital Market due to our non-compliance with the NASDAQ Listing Rule 5550(a)(2) which requires our common stock to maintain a minimum bid price of $1.00 per share and our inability to regain compliance with the rule within the 180 calendar days given to us in accordance with Listing Rule 5810(c)(3)(A). In addition, our inability to comply with the minimum stockholders’ equity requirement of $2.5 million or to meet the alternative minimum market value of listed securities or minimum net income from continuing operations as of the period ending March 31, 2010 serves as an additional basis for delisting our securities.

Pursuant to the procedures set forth in the NASDAQ Listing Rules, we have appealed the Staff determination to a NASDAQ Listing Qualifications Panel (the “Panel”) by requesting a hearing, and our common stock would remain listed on the NASDAQ Capital Market pending a final determination by the Panel.  Our hearing was held on August 5, 2010. We are currently awaiting a response from the Panel. If successful, the Panel could grant up to an additional 180 calendar days, or until December 20, 2010, for us to regain compliance with the NASDAQ Listing Rules. There is no assurance that we will be successful in our appeal and will remain listed on NASDAQ.

•	On June 10, 2010, we completed a private placement of our common stock and warrants, raising $500,000 in gross proceeds and approximately $407,000 in net proceeds, after deducting finders’ fees

•
On June 3, 2010, we and Regent Trend Investment Ltd. (soon to be Milestone Biofuels Limited) (“Milestone”) announced an amendment to our non-binding MOU, dated March 12, 2010 to extend the due diligence period an additional 90 days to August 25, 2010 to more fully explore the opportunities available for both parties. As previously disclosed, the MOU contemplates a strategic relationship between Milestone and us, including a $20 million direct equity investment in us and collaboration with Milestone to fund a joint venture to develop and operate biofuel production plants in the continental United States with a production capacity of 250 million gallons per year. In addition to satisfactory completion of due diligence, any transaction also remains subject to negotiation and execution of definitive agreements and board approval by both parties.  The transaction obtained shareholder approval as required under NASDAQ listing rules, at our annual shareholders’ meeting on July 8, 2010.  There can be no assurance that the transaction will be completed, either on the proposed terms and within the timeframe currently anticipated, or at all.

•	On May 27, 2010 we announced we have filed a patent application on our new glycerin-based biofuel.

•
On May 12, 2010, we issued a termination notice to Fenix Energy (Fenix) to terminate our biofuel contract with Fenix as a result of Fenix’s failure to post the mandatory letter of credit equal to one month’s projected sales that we requested in March 2010. The termination is effective immediately, although Fenix had a 30 day cure period, which they did not meet.  The contract is now fully terminated.  This contract was our largest single biofuel sales contract, under which Fenix had agreed to purchase a minimum of 750,000 gallons of our biofuel per month for 12 months.

•
On May 7, 2010, the Company’s board of directors appointed John E. Mack, our current audit committee chairman, as non-executive Chairman of the Board; appointed David H. Goebel, our Chief Operating Officer, as a director; and accepted the resignation of Lee S. Rosen as Chairman of the Board and as a director and approved and executed a separation agreement with Mr. Rosen.

•
On April 30, 2010, we completed a private placement of 90-day secured convertible notes and warrants to two investors, raising $700,000 in gross proceeds and $630,000 in net proceeds, after deducting finders’ fees. In August the investors agreed to extend the maturity dates of the notes to August 31, 2010 ($500,000 note) and August 19, 2010, ($200,000 note) respectively. We have a 10 business day cure period if we fail to payoff  the notes or the investor does not convert upon the maturity date.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, income taxes, common stock warrant liabilities and antidilution obligations, and share-based compensation. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Critical Accounting Policies.”  No changes have been made to these policies during the six months ended June 30, 2010.

Financial Operations Overview

Revenue

We recognize revenue when legal title to the product has passed to the customer, which is generally when the product is shipped from our Baltimore, Maryland facilities. We have agreements with our customers that specify the terms of the sale, including price.

Cost of Product Revenues

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel. We have 11 employees, all of whom are full time.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred related to the license agreement payable and convertible notes and amortization of the discount on the convertible notes and deferred financing costs.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards.

Results of Operations

Comparison of the three months ended June 30, 2010 and the three months ended June 30, 2009

Net Loss

We incurred a net loss of $3.0 million for the three months ended June 30, 2010, as compared to $6.3 million for the three months ended June 30, 2009.

The decrease in net loss of $3.3 million resulted primarily from:

•	a $0.1 million decrease in cost of product revenues.

•	a $0.5 million decrease in general and administrative expenses

•	a $2.9 million decrease in loss on net change in fair value adjustment partially offset by:

•	a $0.2 million increase in interest expense.

Revenue

Total revenues for the three months ended June 30, 2010 were $-0-, versus $42,637 total revenues for the three months ended June 30, 2009. The decrease in total revenues was due to no sales during the second quarter of 2010.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes.    We do not expect to produce or sell additional fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $0.5 million for the three months ended June 30, 2010, versus $0.6 million for the three months ended June 30, 2009. Cost of product revenues is primarily comprised, of direct facility costs of $0.3 million and amortization of license agreement costs of $0.2 million.

The cost of product revenue was driven by a disproportionately higher cost of production relative to units sold. To date, we have run only small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items make up the majority of the $0.5 million costs of product revenue. If our production volume increases, we believe that our per unit cost of production will decrease as we process much larger volumes, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $72,000 for the three months ended June 30, 2010, compared to approximately $96,000 for the three months ended June 30, 2009. The decrease in research and development expenses in 2010 is primarily the result of lower finished product testing, driven by our production decrease during the second quarter.  The salaries of our Chief Technology Officer and Lab Assistant represent approximately $60,000 of the three months ended total costs in both 2010 and 2009.  The lack of production led to less batches being tested during the second quarter of 2010, leading to the overall decrease in research and development expenses.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended June 30, 2010, compared to $2.6 million for the three months ended June 30, 2009. The decrease of $0.5 million in 2010 over the prior period was primarily the result of decreases in the following:

•	a $0.5 million decrease in non cash compensation expense.

•
a $0.2 million decrease in non cash compensation expense for warrants related to grants to non-employees for services performed.  The service period ended in January 2010.  No expenses remain to be recognized.

•
a $0.2 million decrease in lease termination expenses as we recognized expense during the three months ended June, 30 2009 for our Lake Mary office but had no such expenses during the three months ended June 30,  2010.

•	a $0.1 million decrease in investor relations expenses.

•	a $0.1 million decrease in incentive compensation expenses resulting from a bonus to an executive.

partially offset by:

•	a $0.2 million increase in severance pay expense for our former Chairman of the Board, who resigned and signed a separation agreement resulting in severance expense of $0.2 million.

•
a $0.2 million increase in non cash compensation expense  for a restricted stock vesting pursuant to the resignation of our former Chairman of the Board in May 2010.  In accordance with his severance agreement a number of restricted stock grants immediately vested and the related expense was recognized.  Additionally, the increase is related to new grants for 2009 performance incentive compensation which was recorded during the first quarter of 2010.

•	a $0.1 million increase in wages due to salary increases and personnel changes.

•	a $0.1 million increase in legal expenses primarily related to of diligence activities associated with the potential Milestone joint venture, other potential transactions and one time activities.

Interest Expense

Interest expense was approximately $280,000 for the three months ended June 30, 2010, compared to approximately $111,000 for the three months ended June 30, 2009. Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  The increase is due to the recording of interest expense on the convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.  The increase is partially offset by a reduction in the license agreement payable balance resulting in less interest expense from that instrument.

(Loss) Gain on Fair Value Adjustment

Gain on change in fair value of warrant liability was nominal for the three months ended June 30, 2010, compared to a $2.9 million loss for the three months ended June 30, 2009.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Comparison of the six months ended June 30, 2010 and the six months ended June 30, 2009

Net Loss

We incurred a net loss of $5.9 million for the six months ended June 30, 2010, as compared to $8.7 million for the six months ended June 30, 2009.

The decrease in net loss of $2.8 million resulted primarily from:

•	a $0.1 million decrease in gain on debt extinguishment.

•	a $3.1 million decrease in loss on net change in fair value adjustment.

partially offset by:

•	a $0.3 million increase in cost of product revenues.

•	a $0.1 million increase in interest expense.

Revenue

Total revenues for the six months ended June 30, 2010 were $6,477, versus $42,637 total revenues for the six months ended June 30, 2009. The decrease in total revenues was due to minimal sales during the first quarter of 2010 and no sales during the second quarter of 2010.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes.    We do not expect to produce or sell additional fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $1.1 million for the six months ended June 30, 2010, versus $0.8 million for the six months ended June 30, 2009. Cost of product revenues is comprised of raw material feedstocks used in production of $0.1 million, direct facility costs of $0.6 million and amortization of license agreement costs of $0.4 million. The additional $0.3 million year over year can be attributed primarily to the direct facility costs as the Baltimore plant lease expenses began getting charged to cost of goods sold when the plant became operational in March 2009.  Prior to March 2009 lease expenses were recorded as part of general and administrative expenses.

The cost of product revenue was driven by a disproportionately higher cost of production relative to units sold. To date, we have run only small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items make up the $1.0 million the $1.1 million of the cost of product revenue. If we ramp up our production, the amortization and direct facility costs will have a disproportionate impact on our gross profit in relation to units sold. If our production volume increases, we believe that our per unit cost of production will decrease as we process much larger volumes, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $153,000 for the six months ended June 30, 2010, compared to approximately $290,000 for the six months ended June 30, 2009. The decrease in research and development expenses in 2010 is primarily the result of lower finished product testing, driven by our production decrease during the second quarter.  The salaries of our Chief Technology Officer and Lab Assistant represent approximately $120,000 of year to date costs in both 2010 and 2009.  The lack of production led to less batches being tested during 2010 leading to the overall decrease in research and development expenses.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the six months ended June 30, 2010, compared to $4.5 million for the six months ended June 30, 2009.  The decrease of $0.1 million was primarily the result of decreases in the following:

•	a $0.6 million decrease in non cash compensation expense.

•	a $0.2 million decrease in non cash compensation expense for warrants granted to non-employees for services performed. The service period ended in January 2010. No expenses remain to be recognized.

•
a $0.2 million decrease in lease termination expenses as we recognized expense in the six months ended June 30, 2009 for our Lake Mary office but had no such expenses during the six months ended June 30,  2010.

•	a $0.1 million decrease in terminal site lease expenses as we began to recognize these expenses in Cost of Product Revenue when the Plant became operation in March 2009.

•	a $0.1 million decrease in investor relations expenses.

partially offset by:

•	a $0.2 million increase in incentive compensation expenses related to the recording of 2010 retention bonuses for all employees.

•
a $0.2 million increase in non cash compensation expense  for restricted stock vesting pursuant to the resignation of our former Chairman of the Board in May 2010.  In accordance with his severance agreement, a number of restricted stock grants immediately vested and the related expense was recognized.  Additionally, the increase can be related to new grants for 2009 performance bonuses which was recorded during the first quarter of 2010.

•	a $0.1 million increase in wages due to salary increases and personnel changes.

•	a $0.1 million increase in recruiting fees related to the hiring of an executive.

•	a $0.4 million increase in legal expenses was the result of diligence activities associated with the potential Milestone joint venture, other potential transactions and one time activities.

•	a $0.1 million increase in consulting expenses resulting primarily from a one time expense for consulting services related to the potential Milestone joint venture.

 Interest Expense

Interest expense was approximately $382,000 for the six months ended June 30, 2010, compared to approximately $220,000 for the six months ended June 30, 2009.  Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  The increase is due to the recording of interest expense on the convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.  The increase is partially offset by a reduction in the license agreement payable balance resulting in less interest expense from that instrument.

(Loss) Gain on Fair Value Adjustment

Gain on change in fair value of warrant liability was nominal for the six months ended June 30, 2010, compared to $3.1 million loss for the six months ended June 30, 2009.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Liquidity and Capital Resources

Liquidity

At June 30, 2010, we had $0.3 million in cash, compared to $0.6 million at December 31, 2009.

We have financed our operations to date primarily through the sale of our common and preferred stock, secured convertible notes and warrants in private placements with accredited investors and registered direct offerings. In February 2010, we raised $1,305,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.69 per share and warrants with an exercise price of $0.90 per share.  In April 2010, we raised $700,000 in gross proceeds from the issuance of secured convertible notes and warrants and in June 2010, we raised $500,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.45 per share and warrants with an exercise price of $0.60 per share.  In August we completed a registered direct offering raising $1,000,000 in gross proceeds from the sales of common stock at $0.20 and warrants exercisable at $0.30 per share. We expect net proceeds to be approximately $915,000 after deducting fees and offering expenses.

Although we have received these funds this year, we will need to reduce costs and raise additional funding to continue our operations.  We expect that our available cash and interest income will be sufficient to finance currently planned activities through October  2010. We estimate that we will require an additional $5.5 million to fund our operations for the next 12 months. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

We have negotiated settlement agreements with several of our vendors that would substantially reduce our liabilities once the agreed upon settlement amounts have been paid. We did not raise sufficient capital to pay all of the agreed upon amounts and therefore will not be able to resolve all of the liabilities anticipated, until such time that we raise additional capital.  We will continue to work with our creditors to reduce the cash required to settle our accrued obligations and will also work with our vendors to reduce our cash expenditures going forward.

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

Cash Flows

Net cash used in operating activities was approximately $2.3 million for the six months ended June 30, 2010, reflecting our net loss of $5.9 million and a $0.2 million non-cash gain on extinguishment of debt. These items were partially offset by approximately $1.3 million of non-cash expenses, $1.7 million in favorable changes in operating assets and liabilities and $0.8 million in depreciation & amortization.  Included in the non-cash expenses are $1.2 million in stock-based compensation expense  and approximately $0.1 million for stock, options and warrants issued for services rendered,.

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2010, and consisted of net proceeds from the issuance of common stock and proceeds from convertible notes offset by payment of $0.1 for license payable.

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

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our existing financial resources will only provide financing through October 2010, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business through October 2010, and we will need to control costs and raise additional capital to continue our business beyond October  2010. Accordingly, we will need to raise additional capital in the third quarter of 2010. For the six months ended June 30, 2010, we have incurred a net loss of $5.9 million and negative cash flows from operating activities of $2.3 million. As of June 30, 2010, we had approximately $0.3 million of available cash and approximately $3.1 million of accounts payable and accrued expenses.  We have negotiated settlements with several of our vendors that are contingent on us raising sufficient capital to pay the agreed upon amounts.  These settlements should be successful and fully completing will reduce our liabilities by $2.5 million.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next $1.0 million due in March 2011. We also may owe certain lease payments under our site lease and terminaling services agreement for our Baltimore production facility and are negotiating to settle various issues by reducing rent payments and modifying certain terms of the agreements in return for making certain payments. If we are unable to raise additional capital, we will not be able to continue our business. We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured.

If we do not meet NASDAQ requirements for continued listing, our common stock may be delisted which could negatively impact our stock’s liquidity.

Under NASDAQ listing rules, our common stock could be delisted from NASDAQ if we do not meet certain standards regarding our financial condition and operating results (including, among other factors, maintaining adequate stockholders’ equity, minimum $1.00 bid price and market capitalization), the distribution of our publicly held securities and compliance with NASDAQ listing agreements and SEC rules and regulations. For example, NASDAQ requires a minimum stockholders’ equity of $2.5 million or, alternatively, a market value of listed securities of at least $35 million. On March 26, 2010, we filed our annual report on Form 10-K for the year ended December 31, 2009, in which we reported shareholders equity of $1,002,204.  In early April 2010, we received notice from NASDAQ that our shareholders equity did not meet the minimum continued listing requirement of $2.5 million, based on our balance sheet as of December 31, 2009.  As of June 30, 2010, we also did not meet the alternative listing requirements of at least $35 million in market value of listed securities or at least $500,000 in net income from continuing operations.  Further, listed companies whose securities fall below the minimum $1.00 bid requirement for continued listing for 30 consecutive business days can be subject to delisting. In December 2009, we received a notice from NASDAQ that we were not in compliance with the minimum bid requirement for 30 consecutive business days and had until June 2010 to regain compliance.  Our common stock has not traded above $1.00 on NASDAQ since December 2009. On June 23, 2010, we received a letter from The NASDAQ Stock Market notifying us that a Staff determination has been made to delist our securities from The NASDAQ Capital Market due to our non-compliance with the Nasdaq Listing Rule 5550(a)(2) which requires our common stock to maintain a minimum bid price of $1.00 per share and our inability to regain compliance with the rule within the 180 calendar days given to us in accordance with Listing Rule 5810(c)(3)(A). In addition, our inability to comply with the minimum stockholders’ equity requirement of $2.5 million or to meet the alternative minimum market value of listed securities or minimum net income from continuing operations as of the period ending March 31, 2010 serves as an additional basis for delisting our securities.

Pursuant to the procedures set forth in the NASDAQ Listing Rules, we have appealed the Staff determination to a NASDAQ Listing Qualifications Panel (the “Panel”) by requesting a hearing, and our common stock would remain listed on the NASDAQ Capital Market pending a final determination by the Panel. Our hearing was held on August 5, 2010. We are currently awaiting a response from the Panel. If successful, the Panel could grant up to an additional 180 calendar days, or until December 20, 2010, for us to regain compliance with the NASDAQ Listing Rules. There is no assurance that we will be successful in our appeal and will remain listed on NASDAQ.

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

New Generation Biofuels Holdings, Inc.

Date: August 23, 2010	By:	/s/ Cary J. Claiborne
Cary J. Claiborne
President & Chief Executive Officer
(principal executive officer)

By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Form of Secured Convertible Promissory Note and Security Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 6, 2010).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 6, 2010).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 14, 2010).
10.1	Form Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2010).
10.2	Reimbursement Agreement dated as of April 30, 2010 between 2020 Energy LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2010).
10.3	Employment Agreement dated as of March 29, 2010 between Dane R. Saglio and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 2, 2010).
10.4	Form of Securities Purchase Agreement dated as of June 10, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2010).
10.5	Separation Agreement dated as of May 7, 2010 between Lee S. Rosen and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 13, 2010).
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.