Form 10-Q
period 2010-09-30
New Generation Biofuels Holdings, Inc
filed 2010-11-22
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

At November 15, 2010, the registrant had 72,763,620 shares of common stock, $0.001 par value, issued and outstanding.

INDEX

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

•	market acceptance of our biofuel;
•	our inability to compete effectively in the renewable fuels market;
•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;
•	our ability to protect our technology through intellectual property rights;
•	unexpected costs and operating deficits;
•	adverse results of any material legal proceedings; and
•	other specific risks set forth under the heading “Risk Factors” beginning on page 45 of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$216,762	$567,647
Restricted cash	14,704	-
Accounts receivable	-	63,900
Other receivables	41,406	41,406
Inventories	11,708	11,708
Prepaid expenses and other current assets	1,654,972	237,635
Total current assets	1,939,552	922,296

Property, plant and equipment - net	1,124,212	1,120,911
License agreement - net	5,104,840	5,650,988
Other assets - net	413,103	346,073
TOTAL ASSETS	$8,581,707	$8,040,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,647,292	$1,472,519
Loan payable	-	50,000
Convertible notes payable (net of unamortized discount of $- and $-)	200,000	-
License agreement payable, current portion (net of unamortized discount of $314,746 and $375,467)	685,254	624,533
Accrued dividends on preferred stock	973,895	1,078,003
Common stock warrant liability and antidilution obligation	31,900	110,874
Total current liabilities	3,538,341	3,335,929

License agreement payable
(net of unamortized discount of $400,152 and $622,274)	2,599,848	3,377,726
Deferred rent	170,365	324,409
Total liabilities	6,308,554	7,038,064

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-

Series A Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value, 300,000 shares authorized, - and 18,400 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively; aggregate liquidation preference of $-	-	710,970

Series B Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value, 250,000 shares authorized, 45,785 and 45,785 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively; aggregate liquidation preference of $5,552,424	3,094,872	3,094,872

Common stock, $0.001 par value, 100,000,000 shares authorized; 60,353,205 and 31,711,578 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	60,353	31,712

Additional paid-in-capital	57,003,899	47,593,489

Accumulated deficit	(57,885,971)	(50,428,839)
Total stockholders' equity	2,273,153	1,002,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,581,707	$8,040,268
The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Revenues:
Product	$-	$34,412	$6,351	$77,048
Total revenue	-	34,412	6,351	77,048
Operating expenses:
Cost of product revenue (including depreciation and amortization for the three and nine months ended September 30, 2010 and 2009 of $205,011, $178,670, $624,075, and $511,282, respectively)	301,699	584,745	1,408,925	1,391,240
Research and development expense	87,770	73,126	240,930	363,160
General and administrative expense	1,920,911	2,279,523	6,354,618	6,775,806
Total operating expenses	2,310,380	2,937,394	8,004,473	8,530,206

Loss from operations	(2,310,380)	(2,902,982)	(7,998,122)	(8,453,158)

Interest income	75	1,294	461	2,951
Interest expense	(276,973)	(119,029)	(659,253)	(338,692)
Gain on debt extinguishment	50,000	-	204,000	241,500
Gain on settlement of trade payables and lease termination	1,319,483	-	1,319,483	-
Gain (loss) on net change in fair value of derivative liabilities	65,521	1,343,577	60,525	(1,797,071)

Net loss	(1,152,274)	(1,677,140)	(7,072,906)	(10,344,470)

Dividends to preferred stockholders	(109,748)	(167,919)	(384,226)	(4,549,741)

Net loss attributable to common stockholders	$(1,262,022)	$(1,845,059)	$(7,457,132)	$(14,894,211)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.20)	$(0.61)

Weighted average number of shares outstanding	42,962,197	28,465,378	37,672,085	24,345,980

The accompanying notes are an integral part of these consolidated financial statements

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months ended September 30, 2010
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In- Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	31,711,578	$31,712	18,400	$710,970	45,785	$3,094,872	$47,593,489	$(50,428,839)	$1,002,204

Issuance of stock options and restricted stock to employees	1,169,454	1,170	-	-	-	-	1,770,091	-	1,771,261
Issuance of stock options to non-employees	-	-	-	-	-	-	3,318	-	3,318
Issuance of common stock for prepaid consulting services	7,200,000	7,200	-	-	-	-	1,778,800	-	1,786,000
Issuance of common stock for note settlement and extension	5,950,000	5,950	-	-	-	-	524,883	-	530,833
Issuance of warrants in connection with convertible notes payable	-	-	-	-	-	-	149,949	-	149,949
Issuance of warrants to non-employees for deferred financing costs	-	-	-	-	-	-	38,165	-	38,165
Issuance of warrants to non-employees for note extensions	-	-	-	-	-	-	77,117	-	77,117
Issuance of common stock for payment of accounts payable and accrued expenses	585,000	585	-	-	-	-	157,791	-	158,376
Issuance of common stock pursuant to separation agreement	164,062	164	-	-	-	-	104,836	-	105,000
Issuance of common stock for settlement of license agreement payable	1,100,000	1,100	-	-	-	-	724,900	-	726,000
Proceeds from the issuance of common stock and warrants, net of offering costs	11,808,700	11,808	-	-	-	-	2,863,471	-	2,875,279
Conversion of preferred stock into common stock	582,089	582	(18,400)	(710,970)	-	-	1,198,722	-	488,334
Antidilution obligation associated with issuance of common stock	-	-	-	-	-	-	(40,000)	-	(40,000)
Issuance of common stock for settlement of antidilution obligation associated with issuance of common stock	82,322	82	-	-	-	-	58,367	-	58,449
Preferred stock dividends	-	-	-	-	-	-	-	(384,226)	(384,226)
Net loss	-	-	-	-	-	-	-	(7,072,906)	(7,072,906)

Balance at September 30, 2010	60,353,205	$60,353	-	$-	45,785	$3,094,872	$57,003,899	$(57,885,971)	$2,273,153

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,072,906)	$(10,344,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5,609	-
Amortization of prepaid consulting fee	395,089	400,625
Amortization of deferred financing costs	108,165	-
Depreciation and amortization expense	87,099	68,747
Loss on disposal of property and equipment	-	70,423
Amortization of license agreement	546,148	462,354
Amortization of discount on license agreement payable	282,843	338,692
Amortization of discount on convertible notes payable	149,949	-
Compensation expense associated with stock options and restricted stock to employees	1,876,261	2,048,989
Stock options issued to non-employees for services	3,318	25,951
Gain (loss) on change in fair value of warrant liability and antidilution obligation	(60,525)	1,797,071
Gain on debt extinguishment	(204,000)	(241,500)
Gain on settlement of trade payables and lease termination	(1,319,483)	-
Changes in operating assets and liabilities:
Accounts receivable	58,291	4,706
Inventory	-	(11,708)
Prepaid expenses and other current assets	(26,426)	22,619
Other assets	(91,466)	(15,180)
Accounts payable and accrued expenses	1,595,307	132,969
Deferred rent	(90,886)	-
Net cash used in operating activities	(3,680,496)	(5,239,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(14,704)	-
Related party receivables	-	(77,820)
Purchase of property and equipment	(65,964)	(657,438)
Payment for patents	-	-
Net cash used in investing activities	(80,668)	(735,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	(120,000)	-
Proceeds from the issuance of convertible notes payable	700,000	-
Payment of deferred financing costs	(45,000)	-
Proceeds from issuance of common stock, net	2,875,279	5,799,452
Net cash provided by financing activities	3,410,279	5,799,452
Decrease in cash and cash equivalents	(350,885)	(175,518)
Cash and cash equivalents - beginning of period	567,647	1,476,246
Cash and cash equivalents - end of period	$216,762	$1,300,728

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Accrued dividends on preferred stock	$384,226	$544,580
Issuance of restricted stock to non-employees for prepaid consulting services	$-	$117,500
Issuance of common stock to non-employees for prepaid consulting services	$1,786,000	$-
Issuance of warrants to non-employees for prepaid consulting services	$-	$483,439
Common stock warrant liability	$-	$2,214,371
Reclassification of warrant liability in connection with waiver of antidilution provision	$-	$4,053,043
Reclassification of warrant liability in connection with antidilution triggering event	$-	$158,451
Cumulative effect of reclassification of warrants (ASC Topic 815)	$-	$260,115
Common stock issued for payment of license agreement payable	$726,000	$758,500
Issuance of common stock for payment of accounts payable and accrued expenses	$158,376	$25,000
Warrants issued for payment of accounts payable and accrued expenses	$-	$99,732
Accrued preferred stock dividends converted into shares of common stock	$488,334	$241,563
Deemed dividend related to beneficial conversion feature on Series B Preferred Stock	$-	$4,005,161
Conversion of Series A preferred stock to common stock	$710,970	$309,117
Conversion of Series B preferred stock to common stock	$-	$1,351,989
Antidilution obligation associated with issuance of common stock	$40,000	$102,500
Common stock issued for settlement payment of convertible notes payable and accrued interest	$530,883	$-
Issuance of common stock settlement of antidilution obligation associated with issuance of common stock	$58,449	$-
Discount on convertible notes associated with detachable warrants	$149,949	$-
Warrants issued for settlement and extensions of convertible notes payable	$77,117	$-
Issuance of warrants to non-employees for deferred financing costs	$38,165	$-
Deferred financing costs included in accounts payable and accrued expenses	$25,000	$-

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

The Company has incurred a net loss of $7.1 million for the nine months ended September 30, 2010 and has an accumulated deficit of $57.9 million as of September 30, 2010. The Company is obligated to pay $4.0 million in additional payments under the Master License, of which $1.0 million is due in March 2011.

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

Restricted Cash

As of September 30, 2010 and December 31, 2009, the Company had restricted cash of $14,704 and $-0-, respectively, which serves as collateral for a surety bond.

Other Receivables

Other receivables are comprised of non-trade receivables in connection with the 50 cent per gallon U.S. federal alternative fuel excise tax credit. The Company records its alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. No fuel tax credits were earned during the three months and nine months ended September 30, 2010 and 2009.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. At September 30, 2010 and December 31, 2009, the Company capitalized deferred financing costs of $108,165 and $-0-, respectively. Amortization of deferred financing costs included in interest expense for the three months and nine months ended September 30, 2010 and 2009 was $33,652, $108,165, $-0- and $-0-, respectively .

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to fifteen years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. Depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2009 was $20,915, $62,663, $20,853 and $51,811, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Property, plant and equipment consists of the following at September 30, 2010 and December 31, 2009:

	2010	2009

Property and equipment	$1,120,092	$1,109,571
Construction in progress	127,985	72,542
	1,248,077	1,182,113
Less: accumulated depreciation and amortization	(123,865)	(61,202)

Property, plant and equipment – net	$1,124,212	$1,120,911

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

Convertible Debt

Convertible debt is accounted for under specific guidelines established in GAAP. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

As of September 30, 2010 and 2009, there were 27,202,320 and 19,940,444, respectively, shares of common stock equivalents including options (convertible into 8,876,418 shares of common stock as of September 30, 2010 and 8,769,845 shares of common stock as of September 30, 2009), non-employee options (convertible into 291,000 shares of common stock as of September 30, 2010 and 1,741,000 shares of common stock as of September 30, 2009), and warrants (convertible into 18,034,902 shares of common stock as of September 30, 2010 and 9,429,599 shares of common stock as of September 30, 2009), all of which were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of September 30, 2010 and 2009, there were -0- and 18,400 shares of Series A Convertible Preferred Stock outstanding which are convertible into -0- and 460,000, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of September 30, 2010 and 2009, there were 45,785 and 53,660, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,850,808 and 1,788,667, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as follows:

Description	September 30, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$216,762	$216,762	$–	$–
Total assets	$216,762	$216,762	$–	$–
Liabilities:
Derivative - warrants	$4,400	$–	$–	$4,400
Antidilution obligation	$27,500	$–	$–	$27,500
Total liabilities	$31,900	$–	$–	$31,900

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Description	December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents	$567,647	$567,647	$–	$–
Total assets	$567,657	$567,647	$–	$–
Liabilities:
Derivative - warrants	$52,425	$–	$–	$52,425
Antidilution obligation	$58,449	$–	$–	$58,449
Total liabilities	$110,874	$–	$–	$110,874

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3):

Derivative – warrants and antidilution obligation
Balance at January 1, 2010	$110,874
Transfers to (from) Level 3 (1)	(18,449)
Adjustment to fair value included in earnings (2)	(7,106)
Balance March 31, 2010	$85,319
Adjustment to fair value included in earnings (3)	12,102
Balance June 30, 2010	$97,421
Adjustment to fair value included in earnings (4)	(65,521)
Balance September 30, 2010	$31,900

(1)
Represents an increase in the antidilution obligation of $40,000 in connection with the February 2010 Private Placement offset by $58,449 for the settlement of the March 2009 Private Placement antidilution obligation. The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock.

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

(4)
The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility. The fair value of the antidilution obligation is calculated using a weighted-average probability of a subsequent financing transaction at less than $0.69 per share to determine an estimate of the number of shares to be issued to all investors in the February 2010 Private Placement pursuant to the antidilution provisions times and an estimated fair market value of the Company’s common stock. For the three months ended September 30, 2010, the net adjustment to fair value resulted in a gain of $65,521 and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

New Accounting Pronouncements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby all or a portion of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This Company is currently evaluating the impact, if any, of the application of this ASU on their financial condition and results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation includes an exemption for companies with less than $75 million in market capitalization from the requirement set forth in Section 404(b) of the Sarbanes-Oxley Act of 2002 to include an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting. As a result of the new legislation, our independent registered public accounting firm will not be required to issue an attestation report with respect to our internal control over financial reporting. However, the Company will continue to be subject to the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 for their management to make an annual assessment of the effectiveness of their internal control over financial reporting.

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

Employee Options

The fair value of employee stock option awards for the nine months ended September 30, 2010 and 2009 was estimated using the Black-Scholes option pricing model on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2010	2009
Weighted average grant date fair value	$0.52	$0.77
Dividend yield	0.0%	0.0%
Risk free rate of return	2.07-2.60%	1.54-3.28%
Expected life in years	5.0	5.0
Volatility	101%	100%

A summary of the status of the Company’s employee options outstanding as of September 30, 2010 and the changes during the period ending on that date are presented below:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	8,954,845	$2.35	7.98
Granted	909,692	$0.78	9.36
Forfeited or cancelled	(988,119)	$2.51	8.14
Options outstanding at September 30, 2010	8,876,418	$2.18	7.35
Vested and expected to vest at September 30, 2010	7,984,314	$2.30	7.17	$–
Options exercisable at September 30, 2010	7,147,482	$2.34	7.02	$–

Options exercisable at September 30, 2010 do not include 892,104 performance based options. The Company recognizes compensation cost for performance based options once it is probable that the performance milestones will be achieved. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2010. This amount changes based upon changes in the fair market value of the Company’s common stock.

The Company recognized $225,809, $759,052, $434,931, and $1,563,307 in compensation expense for stock options issued to employees for the three and nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2010, there was approximately $298,000 of total unrecognized compensation expense related to unvested employee stock options. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

Non-Employee Options

There were no options granted to non-employees during the nine months ended September 30, 2010. The fair value of non-employee stock option awards for the nine months ended September 30, 2009 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its non-employee stock options. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

2009
Weighted average grant date fair value	$0.78
Dividend yield	0.0%
Risk free rate of return	3.7%
Expected life in years	10
Volatility	99%

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the status of the Company’s non-employee options outstanding as of September 30, 2010 and the changes during the period ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,741,000	$5.59	7.50
Granted	–	$–	–
Forfeited or cancelled	1,450,000	$6.00	6.57
Options outstanding at September 30, 2010	291,000	$3.55	7.70
Vested and expected to vest at September 30, 2010	291,000	$4.87	7.36	$–
Options exercisable at September 30, 2010	291,000	$4.87	7.36	$–

Options exercisable at September 30, 2010 do not include 100,000 performance based options. The Company recognizes compensation cost for performance based options once it is probable that the performance milestones will be achieved. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The Company recognized $-0-, $3,318, $9,732, and $25,951 in compensation expense for stock options issued to non-employees for the three and nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2010, there was $0 of total unrecognized compensation expense related to unvested employee stock options.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In July 2010, upon shareholder approval, the Company granted and issued under the Equity Compensation Plan 357.605 restricted shares to the former Chairman of the Board. Pursuant to his Separation Agreement, these restricted shares vested immediately upon issuance.

During the nine months ended September 30, 2010, the Company cancelled 188,150 shares of previously issued and unvested restricted stock forfeited by several former employees.

The Company recognized $460,839, $1,012,209, $178,621, and $485,682 in compensation expense for restricted stock awards issued to employees for the three and nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2010, there was approximately $0.7 million of total unrecognized compensation expense related to unvested employee restricted stock awards. This expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

The Company recognized $-0-, $9,792, $29,375, and $78,333 in compensation expense for restricted stock awards issued to non-employees for the three and nine months ended September 30, 2010 and 2009, which is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2010, there was no unrecognized compensation expense related to unvested non-employee restricted stock awards.

NOTE 3 – CONVERTIBLE NOTES

April 2010 Private Placement

On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes and warrants raising approximately $700,000 in gross proceeds. The securities were issued pursuant to a Note and Warrant Purchase Agreement, dated April 30, 2010, between the Company and accredited investors.

In connection with the Purchase Agreement, the Company executed a Secured Convertible Promissory Note and Security Agreement with each note purchaser under the Purchase Agreement (the “April Notes”). The April Notes pay interest at a rate of 10% per annum, will mature ninety (90) calendar days after their date of issuance (or July 29, 2010) and are convertible into shares of the Company’s common stock at a conversion price of $0.90 per share at any time prior to the maturity date, at the election of the noteholder. In the aggregate, the April Notes will be convertible into up to 797,222 shares of our common stock if held to maturity, including interest. The April Notes are secured by (1) a first-priority security interest in Company assets at the Company’s leased Baltimore biofuel production plant and (2) a pledge of a number of shares of the Company’s common stock held by 2020 Energy LLC, the Company’s largest shareholder, equal to 120% of the maximum aggregate principal amount of the April Notes divided by the consolidated closing bid price of the Company’s common stock on the NASDAQ Capital Market immediately prior to entering into binding agreements for this transaction. Pursuant to a Reimbursement Agreement between the Company and 2020 Energy (the “Reimbursement Agreement”), if an event of default occurs under the April Notes and remains uncured and the noteholders exercise their rights against the pledged shares from 2020 Energy, the Company has agreed to reimburse 2020 Energy by issuing to 2020 Energy a number of shares equal to the pledged shares, to the extent permissible by NASDAQ rules.

At any time at the Company’s option, the Company may prepay without penalty the outstanding principal amount of the April Notes plus unpaid accrued interest. Upon the occurrence of an event of default, the outstanding principal and all accrued interest on the April Notes will accelerate and automatically become immediately due and payable. The April Note purchasers, at their option, also have the right to accelerate payment if the Company engages in certain change of control transactions.

In connection with the sale of the April Notes, the Company also issued warrants to purchase in the aggregate 388,889 shares of common stock at an exercise price of $0.90 per share. Each purchaser of the April Notes received warrants to purchase a number of shares of common stock equal to 50% of the note purchase price (as defined in the Purchase Agreement) divided by $0.90. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and will expire on the fifth anniversary of their date of issuance.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Management estimated the fair value of each instrument separately and allocated the proceeds in accordance with the relative fair value method. The amount allocated to the warrants in accordance with this method was $149,949. The convertible notes payable have been recorded on the consolidated balance sheet net of the discount representing the allocation of the relative fair value to the warrant. The Company records interest in the consolidated statements of operations as the discounted April Note is accreted to its face value through maturity, in addition to recording the 10% interest charge. For the three and nine months ended September 30, 2010, amortization expense related to the debt discount totaled $46,651 and $149,949 respectively.

The Company has determined the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional. Additionally, there is no beneficial conversion feature related to the April Notes as the conversion price assigned to the April Notes is greater than the fair market value of the Company’s common stock on the date of issuance.

The Company agreed to pay commissions to certain finders in connection with the offering based on the proceeds received from the purchasers introduced by each finder. The Company paid each finder a cash commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such finder and warrants to purchase a number of shares of common stock equal to 10% of the same total proceeds divided by $0.90. The warrants were valued using the Black-Scholes option pricing model. The estimated fair value of the warrants at the date of issuance was $38,165. The Company capitalized these commissions as deferred financing costs totaling $108,165 and is amortizing them over the term of the notes. For the three and nine months ended September 30, 2010 the Company incurred amortization expense of $33,652 and $108,165, respectively, which is included in interest expense in the consolidated statements of operations.

In August 2010, the Company obtained an extension from each of the April Note holders. The April Note holder for the $200,000 Note extended the maturity date to August 19, 2010, The April Note holder for the $500,000 Note extended the maturity date to August 31, 2010. As part of the extension agreements each April Note retroactively amended the rate of interest from the original date of the April Note, April 29, 2010, from 10% to 15%.

On September 2, 2010, the Company obtained another extension from the April Note holder of the $200,000 Note and extended the maturity date to February 28, 2011. As part of this extension agreement [retroactively amended] the rate of interest was from the original date of this note, April 29, 2010, from 15% to 12% and amended the conversion price from $0.90 to $0.255 per share. Additionally, the Company also issued warrants to purchase in the aggregate 392,157 shares of common stock at an exercise price of $0.33 per share. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and will expire on the fifth anniversary of their date of issuance. The warrants had a fair value of $49,709 on the date of issuance based on the Black-Scholes options pricing method and were recorded in interest expense during the three and nine months ended September 30, 2010.

On September 26, 2010, the Company entered into a settlement agreement with the $500,000 April Note holder and issued them 5,950,000 shares of their common stock for outstanding principal and accrued interest due of $530,833. Additionally, the Company also issued warrants to purchase in the aggregate 277,778 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and will expire on the fifth anniversary of their date of issuance. The warrants had a fair value of $27,408 on the date of issuance based on the Black-Scholes options pricing method and were recorded in interest expense during the three and nine months ended September 30, 2010.

As of September 30, 2010 accrued interest for the $200,000 April Note was $10,345, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

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

The $1.00 warrants are considered to be a derivative liability to be marked to market at each reporting date due to their exercise price reset feature. As of December 31, 2009 the warrant liability related to the $1.00 warrants was $52,425. At September 30, 2010 after being marked to market the balance was $4,401 with a gain of $19,021 and $48,025, respectively, being recognized and recorded in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the net adjustment to fair value related to the $1.00 warrants resulted in a gain of $60,455 and a loss of $9,635, respectively, and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statement of operations.

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

The Company has determined that the antidilution provisions in the March 2009 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment. The Company estimated the fair value of the antidilution obligation to be $102,500 at the issuance date. There was no change in fair value of this liability for the three and nine months ended September 30, 2009. At December 31, 2009, the fair value of the antidilution obligation of $58,449 was calculated using an estimate of the number of shares (82,322 shares) to be issued to all investors in the March 2009 Private Placement pursuant to the antidilution provisions times an estimated fair market value ($0.71) of the Company’s common stock. The carrying value of the antidilution obligation requires the input of highly subjective assumptions. For the three and nine months ended September 30, 2010, no gain or loss was recorded because shares were issued to settle the obligation of $58,449 on March 31, 2010 at a fair market value of $0.71.

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

For the three and nine months ended September 30, 2009, the net adjustment to fair value related to the $0.90 warrants and March 2009 Placement Agent Warrants resulted in a gain of $1,283,122 and loss of $1,889,100 and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

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

The Company has determined that the antidilution provisions in the February 2010 Private Placement are, in effect, a net share settled written put option and that the valuation of the antidilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment. date. The fair value of the antidilution obligation is calculated using an estimate of the number of shares to be issued to all investors in the February 2010 Private Placement pursuant to the antidilution provisions times an estimated fair market value of the Company’s common stock. The carrying value of the antidilution obligation requires the input of highly subjective assumptions. The Company estimated the fair value of the antidilution obligation to be $40,000 at the issuance date. At September 30, 2010 after being marked to market the balance was $27,500 with a gain of $46,500 and $12,500 being recognized and recorded in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In connection with the transaction the Company entered into a placement agent agreement pursuant to which the placement agent received a fee equal to 7% of the gross proceeds of the offering and a warrant to purchase shares of common stock equal to 5% of the number of shares of common stock sold by the Company in the offering at an exercise price of $0.5625 per share.

Consulting Agreements

The Company entered into consulting agreements with several investor relations firms during the third quarter of 2010. Under the terms of these agreements, the Company issued an aggregate of 7,200,000 shares of the Company’s Common Stock as compensation for their services over a twelve month period. The Common Stock was valued based on the share price on the date of each agreement. The Company recognized $323,750 in expense for the three and nine months ended September 30, 2010, which is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2010, there was approximately $1,462,000 of total unrecognized compensation expense related to this Common Stock which is included in prepaid assets and other current assets on the consolidated balance sheets.

August 2010 Offering

On August 16, 2010, the Company closed a registered direct offering by entering into a securities purchase agreements with institutional investors under which the Company issued 5,000,000 shares of its common stock (the “August 2010 Offering”), and warrants to purchase 1,250,000 shares of common stock. The gross proceeds from the August 2010 Offering were $1,000,000, and the net proceeds, after deducting the placement agent’s fee and the estimated offering expenses payable by the Company, were approximately $890,000. The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.25 shares of Common Stock at an exercise price of $0.30 per share. Each share was purchased at a price of $0.20. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events. The warrants have a fair value of $191,740 on the date of issuance based on the Black-Scholes options pricing method.

In connection with the transaction the Company entered into a placement agent agreement pursuant to which the placement agent received a fee equal to 7% of the gross proceeds of the offering.

September 2010 Offering

On September 22, 2010, the Company closed a registered direct offering by entering into a securities purchase agreements with institutional investors under which the Company issued 3,557,692 shares of its common stock (the “September 2010 Offering”), and warrants to purchase 2,668,269 shares of common stock. The gross proceeds from the September 2010 Offering were $462,500, and the net proceeds, after deducting the placement agent’s fee and the estimated offering expenses payable by the Company, were approximately $442,500. The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.15 per share. Each share was purchased at a price of $0.13. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events. The warrants have a fair value of $286,978 on the date of issuance based on the Black-Scholes options pricing method.

In connection with the transaction the Company entered into a placement agent agreement pursuant to which the placement agent received a fee equal to 7% of the gross proceeds of the offering in the form of Common Stock of the Company. Each share of Common Stock issued as compensation to the Placement Agent was valued at $0.13 per share.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the stated value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the board of directors and paid by the Company on the common stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the stated value. Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at stated value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008 to holders of record on the 15th day of the preceding month. If there is an increase in stated value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. As of September 30, 2010 and December 31, 2009, accrued dividends on the Series B Preferred Stock were $973,895 and $653,690, respectively.

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

Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of common stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the stated value plus all accrued dividends not previously paid or added to stated value. As of, September 30, 2010, the liquidation value of the Series B Preferred Stock was $5,552,424.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

For the three and nine months ended September 30, 2009, the net adjustment to fair value related to the Series B Private Placement common stock purchase warrants resulted in a gain of $-0- and $101,664, respectively and is included in loss on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

The ability of the Company to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Company, general business conditions and other factors deemed relevant by the Company’s board of directors.

NOTE 6 – GAIN ON SETTLEMENT OF TRADE PAYABLES AND LEASE TERMINATION

The gain on settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for settlement and payment of the trade payable at amounts less than the recorded liability. The gain on settlement of lease termination results from the Company terminating their lease agreement with Atlantic Terminaling and therefore recognizing a gain equal to the deferred rent on the date of termination. For the three and nine months ended September 30, 2010, the Company’s gain on settlement of trade payables was as follows:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Net Trade Payables Settled	Other Liabilities	Payments in Cash	Payments in Equity	Gain

Trade payables	$1,882,106	$-	$(467,405)	$(158,376)	$1,256,325
Deferred rent	-	63,158	-	-	63,158

Total	$1,882,106	$63,158	$(467,405)	$(158,376)	$1,319,483

NOTE 7 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

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

On February 19, 2010, the Perpetual License, as amended, was further amended, to allow the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock in lieu of making the $500,000 payments due on February 20, 2010 and March 20, 2010. The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share, resulting in a gain on debt extinguishment of $-0- and $154,000 for the three and nine months ended September 30, 2010, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On or about January 4, 2010, the Company was notified that it was in default under its site lease agreement with Pennington Partners, LLC (the “landlord”) and terminaling services agreement with Atlantic Terminaling, primarily due to its failure to pay rent in the amount of $320,000. Effective August 27, 2010, the terminaling services agreement with Atlantic Terminaling was terminated and the Company was released from paying all amounts due. This termination resulted in a gain on settlement of trade payables and lease termination of $318,466, including derecognition of deferred rent in the amount of $63,158 (see note 6). On August 27, 2010 the Company amended the site lease agreement and successfully negotiated a settlement of the amounts owed and restructured the remaining obligations under the agreements. Effective August 1, 2010, the base rent was reduced to $25,000 per month for the remainder of the initial term. Full satisfaction of the existing defaults was met with payments of $40,000 for the month of July 2010; $100,000 for Base Rent in advance for the period beginning August 1, 2010 and ending November 30, 2010; $150,000 cash; and the issuance of 300,000 shares of unregistered common stock. These payments resulted in gain on settlement of trade payables and lease termination of $255,000. As of September 30, 2010 and December 31, 2009, accrued and unpaid rent under the agreements totaled approximately $-0- and $362,500, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

On August 5, 2010 the Company appeared before a NASDAQ Continued Listing Hearing Panel to present a plan to regain and sustain compliance with the NASDAQ continued listing standards. The Company was deficient on two continued listing standards as of June 30, 2010 when the Company reported negative stockholders equity of approximately $1.1 million. The Company offered to the panel that closing of the August 2010 registered direct offering coupled with the subsequent negotiated settlement payments and the conversion of the 90-day secured convertible April Notes results in increases in the Company’s stockholders equity. The Company also stated that it expected to be in compliance with the stockholders equity requirement when it files its Form 10-Q for the period ending September, 30, 2010. As of September 30, 2010 the Company was not able to complete all of the anticipated actions and therefore was not compliant with the shareholders equity requirement. On October 4, 2010 the Company completed a registered direct transaction that resulted in gross proceeds of $600,000 which resulting in an increase in shareholders equity to an amount above the requirement. The Company is also deficient with the $1.00 bid price standard and has asked the panel for the 180 day extension to regain compliance. The Company currently has not reached a decision on completing a reverse stock spilt to regain compliance with this standard which requires that the Company maintain a $1 minimum bid price for 10 successive trading days by December 20, 2010.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – AGREEMENTS

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
•
upon receipt of shareholder approval to issue sufficient available shares under the Company’s Incentive Plan, (i) accelerated vesting on additional time-based options to purchase 208,707 shares of the Company’s common stock (the “Conditional Options”) and (ii) issuance of additional restricted stock grants consisting of 521,677 shares of the Company’s common stock less the number of shares equal to $105,000 divided by the closing price of the Company’s common stock on the NASDAQ Capital Market on the election date (the “Conditional Stock Grant”). The Conditional Options and Conditional Stock Grant were granted under Mr. Rosen’s previous Employment Agreement;

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fenix Energy

On May 12, 2010, the Company issued a termination notice to Fenix Energy (“Fenix”) to terminate the Company’s biofuel contract with Fenix as a result of Fenix’s failure to post the mandatory letter of credit equal to one month’s projected sales that the Company requested in March 2010. The termination became effective immediately following a 30 day cure period, which Fenix did not meet. This contract was the Company’s largest single biofuel sales contract, under which Fenix had agreed to purchase a minimum of 750,000 gallons of our biofuel per month for 12 months.

NOTE 10 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were:
	September 30, 2010	December 31, 2009

Prepaid consulting fees	$1,462,250	$
Other prepaid expenses and current assets	192,722		237,635

Total	$1,654,972		$237,635
NOTE 11 – SUBSEQUENT EVENTS

Resignation of Cary J. Claiborne as Chief Executive Officer and Separation Agreement

On October 9, 2010, the Company’s board of directors accepted the resignation of Mr. Claiborne as the Chief Executive Officer. In connection with Mr. Claiborne’s resignation, the board of directors negotiated and executed a Separation Agreement, dated October 9, 2010, between the Company and Mr. Claiborne (the “Claiborne Separation Agreement”). Under the Claiborne Separation Agreement, Mr. Claiborne is entitled to the following:

•	$130,000 in cash, less standard deductions and withholding;
•	$60,000 in cash for the 2009 accrued but unpaid bonus;
•	within 21 calendar days after the separation date, the Company shall file an S-8 Registration Statement to register all shares and options granted under the Company’s Omnibus Incentive Plan;
•	a grant of 1,500,000 shares of common stock , which will be registered as part of the aforementioned S-8 Registration Statement;
•
accelerated vesting on certain time-based stock options and stock grants dated December 1, 2007, and April 9, 2009  consisting of (1) options to purchase 65,000 shares of the Company’s common stock; and (2) 300,000 shares of the Company’s common stock respectively;

•
accelerated vesting on certain performance-based stock options and stock grants dated December 1, 2007, and April 9, 2009  consisting of (1) options to purchase 125,000 shares of the Company’s common stock; and (2) 307,604 shares of the Company’s common stock respectively;

•	accelerated vesting on a certain previously granted three-year restricted stock grants, consisting of 232,026 shares of the Company’s common stock;
•	reimbursement for up to $12,000 in documented outplacement services;
•	18 months of reimbursement for COBRA premiums in order to provide health and life insurance benefits at least equal to those provided at the time of separation; and
•	other accrued amounts under the Employment Agreement, as of October 9, 2010.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Appointment of Chief Executive Officer

On October 9, 2010, the Company entered into an employment agreement with Miles F. Mahoney appointing him  as the Company’s new President and Chief Executive Officer. Mr. Mahoney’s employment agreement with the Company  provides for an indefinite term, but may be terminated by the Company or Mr. Mahoney with or without cause.  The Employment Agreement provides that Mr. Mahoney will receive base compensation of $225,000 per year and will be eligible to earn an incentive cash bonus of up to $125,000 if the Company enters into a definitive agreement with a strategic investor for financing in the Company on or before December 31, 2010.  Additionally, the Company granted Mr. Mahoney an incentive stock option to purchase 1,000,000 shares of the Company’s common stock and also issued Mr. Mahoney 1,000,000 shares of restricted stock, half of which are subject to restrictions until the first anniversary of the grant date.

October 2010 Offering

On October 4, 2010, the Company closed a registered direct offering by entering into securities purchase agreements with several institutional investors under which the Company issued 4,615,385 shares of its Common Stock (the “October 2010 Offering”) and warrants to purchase 1,846,154 shares of Common Stock.  The gross proceeds from the Offering were $600,000, and the net proceeds, after deducting the placement agent’s fee and the estimated offering expenses payable by the Company, are expected to be approximately $550,000.   The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.4 shares of Common Stock at an exercise price of $0.13 per share.  Each share was purchased at a price of $0.13. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable thereunder upon stock dividends, stock splits and similar events.  The warrants have a fair value of $154,927 on the date of issuance based on the Black Scholes options pricing method.

November 2010 Offering

On November 1, 2010 the Company completed a private placement of convertible notes (the “November Notes”) with three accredited investors, raising $375,000 in gross proceeds.  The Company executed a Convertible Promissory Note with each note purchaser.  The November Notes will pay interest at a rate of 6% per annum, will mature six months after their date of issuance and are convertible into shares of the Company’s common stock at a conversion price of $0.14 per share (subject to adjustment) at any time prior to repayment, at the election of the noteholder.  In the aggregate, the November Notes will be convertible into up to 2,758,929 shares of the Company’s common stock if held to maturuty, including interest.  The Company may prepay at any time and without penalty the outstanding principal amount of the November Notes plus unpaid accrued interest.   The November Note purchasers, at their option, also have the right to accelerate payment if the Company engages in certain change of control transactions.

The Company has determined the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional. Additionally, there is no beneficial conversion feature related to the November Notes as the conversion price assigned to the November Notes is greater than the fair market value of the Company’s common stock on the date of issuance.

Warrant Amendments

On November 1, 2010, the Company amended the warrant agreements entered into as part of the August 2010 Offering, September 2010 Offering, and the October 2010 Offering to reduce the exercise price to $0.015 and made them immediately exercisable. The total number of warrants amended were immediately exercised by the warrant holders and the Company issued them 5,764,423 shares of common stock for proceeds of $86,466.The amended warrants had a fair value of $489,977 on the date of modification based on the Black-Scholes options pricing method.  An expense of $71,959 will be recorded related to this.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

April Note Amendment

On November 1, 2010, the Company amended the $200,000 April Note extending the maturity date to December 31, 2011. Additionally, the conversion rate was reduced from $0.255 to $0.14 for $155,000 of the principal and interest and from $0.255 to $0.01 for $60,000 of the principal and interest. Additionally, there is a beneficial conversion feature related to this April Note amendment as the conversion price assigned to $60,000 of the April Note is greater than the fair market value of the Company’s Common Stock on the date of issuance. The beneficial conversion feature was calculated based on the number of shares that would be received upon conversion based on the adjusted conversion price. The Company then compared the number of shares that would be received upon conversion based on the adjusted conversion price with the number that would have been received prior to this amendment. The excess number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value resulting from the resolution of the contingency and the corresponding adjustment to the conversion price. A deemed dividend of $540,000 will be recorded related to this beneficial conversion feature. On November 15, 2010, the Company received a conversion notice on a $32,500 portion of the $60,000 principal with a $0.01conversion rate. Accordingly, the Company issued 3,250,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New Generation Biofuels Holdings, Inc. (the “Company,” “we,” “our,” or “us”) is a renewable biofuels provider that is marketing a new class of “second generation” biofuels for use in diesel fuel applications, including power generation, commercial and industrial heating and marine transportation.  We began generating revenues in 2008.

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

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of September 30, 2010, we had an accumulated deficit of $57.9 million.  The operation and development of our business will require substantial additional capital to fund our operations, payments due under our exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009.

Our near-term business strategy involves the following:

•
Direct Sales.  We are seeking to develop a revenue stream from direct sales of our biofuel produced at our Baltimore production facility. Based on existing contracts with our customers, we are seeking to expand our facility over the next several months, if sufficient resources are available.  Our longer term strategy includes construction of additional plants.

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

•	Strategic Partners. We are seeking arrangements with strategic partners that would provide funding and support our efforts to develop our production capacity and attract customers.

•	Research and Development. To the extent permitted by our limited resources, we are developing our technology to extend it to fuels with additional applications.

Recent Developments

Significant recent developments in the third quarter and to date regarding our company include the following:

•	On November 1, 2010, the Company completed a private placement of convertible notes with three accredited investors, raising $375,000 in gross proceeds.

•	On October 29, 2010, Carl O Bauer resigned from the Company’s Board of Directors. Mr. Bauer’s resignation was not related to a disagreement with management.

•
On October 11, 2010, the Company announced that it learned the NASDAQ Listing Qualifications Panel (the "Panel") will allow the Company's securities to remain listed pending the Company's demonstration that it has regained compliance with the $1 bid price requirement and that it is able to sustain long term compliance with all applicable requirements for continued listing on The NASDAQ Capital Market, including the stockholders' equity requirement.  In that regard, on September 15, 2010, the Panel rendered a determination regarding the Company's listing. The Panel's decision required, among other things, the Company to demonstrate on or before September 25, 2010, that its stockholders' equity was at least $2.5. million and, on or before December 20, 2010, that its closing bid price had been at least $1 per share for a minimum of ten consecutive trading days, as well as that the Company met and could sustain compliance with all other applicable requirements, including the stockholders' equity requirement.  The Company filed a Current Report on Form 8-K on September 27, 2010, confirming stockholders' equity of at least $2.5 million as of that date.  While the Company is diligently taking steps to regain compliance in accordance with the Panel's decision, there can be no assurances that the Company will be able to do so.

As previously disclosed, on June 23, 2010, NASDAQ notified the Company that it was not in compliance with the minimum bid price and stockholders' equity requirements and that the Company's securities were subject to delisting unless the Company requested a hearing before a Panel.  The Company timely requested a hearing and appeared before the Panel on August 5, 2010.

•
On October 9, 2010, the Board of Directors accepted the resignation of Cary J. Claiborne, Chief Executive Officer, and named Miles F. Mahoney as the Company’s President and Chief Executive Officer.  Mr. Mahoney has also joined the Board of Directors.  The Board of Directors also executed a separation agreement with Mr. Claiborne and an employment agreement with Mr. Mahoney.  Additionally, Carl O. Bauer has joined the Company’s Board of Directors.

•
On October 5, 2010 we announced that we have entered into a definitive agreement with several institutional investors, all of which qualify as “accredited investors” as defined in Regulation D under the Securities Act, for a registered direct offering of 4,615,385 shares of previously unissued common stock at a price of $0.13 per share with total gross proceeds of $600,000.  In addition to the issuance of common stock we will issue to the investors warrants exercisable for two common shares for every five common shares purchased with an exercise price of $0.13 per share.  The warrants will expire 5 years from the closing date.  The common shares sold, the warrants and the shares underlying the warrants are to be issued under New Generation's Form S-3 shelf registration statement that was previously declared effective by the Securities and Exchange Commission on January 27, 2009.

•
On September 22, 2010, we conducted a registered direct offering by entering into a securities purchase agreement with a small number of institutional investors relating to the issuance and sale of shares of our common stock and warrants, raising $462,500 in gross proceeds and approximately $442,500 in net proceeds, after deducting finders’ fees.

•
On September 22, 2010, Socius and Creditor entered into a Claims Purchase Agreement (the "Purchase Agreement") which provides for the sale by Creditor to Socius of Creditor's right to the Claim. As of the date of the Purchase Agreement, the Company was indebted to Creditor for the unpaid principal amount of $500,000 under the Note as well as $30,833 of accrued but unpaid interest thereon. The Company is a party to the Purchase Agreement through its execution of an acknowledgment contained therein.

In connection with the purchase of the Claim and pursuant to the terms of the Purchase Agreement, on September 24, 2010, Socius filed a complaint for damages against the Company with the Court. On September 27, 2010, Company counsel and counsel for Socius filed with the Court a joint ex parte  application for court order approving stipulation for settlement of Claim. After holding a hearing, the Court issued the Order on September 27, 2010.

•
On August 27, 2010, we entered into an agreement to amend the lease at our Baltimore, Maryland production facility.  Pursuant to the agreement, we made a cash payment of $290,000 and also issued 300,000 shares of restricted common stock. In consideration of the payment, the landlord agreed to forfeit past due amounts under the lease agreement, terminate and forfeit minimum payments due for terminaling services under a separate agreement, and reduce the monthly lease rate to $25,000 for the remaining lease term of three years.  Included in the $290,000 payment was $100,000 representing the August reduced lease payment and prepayment of the monthly $25,000 rent for the months of September – through November 2010. As a result of the lease amendment the Company recorded a gain of approximately $255,000 and reduced our future obligations by approximately $2.9 million.

•
On August 17, 2010, we conducted a registered direct offering by entering into a securities purchase agreement with a small number of institutional investors relating to the issuance and sale of shares of our common stock and warrants, raising $1,000,000 in gross proceeds.

•	On July 21, 2010 we announced that we have filed for a patent application for our new pyrolysis oil based biofuel.

•
On July 14, 2010, we announced that we and Burmeister and Wain Energy A/S ("BWE") an engineering organization located in Lyngby, Denmark have entered into a Memorandum of Understanding (MOU) to cooperatively expand the use of the Company’s renewable biofuels technology with BWE's engineering expertise in power generation and green renewable applications. The two companies believe there are substantial mutual benefits that can arise from the collaborations of BWE's expertise in combustion systems and our biofuel production know-how and proprietary technology. The companies intend to explore business opportunities to provide renewable energy solutions to BWE's existing customers.

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

•
On May 12, 2010, we issued a termination notice to Fenix Energy (“Fenix”) to terminate our biofuel contract with Fenix as a result of Fenix’s failure to post the mandatory letter of credit equal to one month’s projected sales that we requested in March 2010. The termination is effective immediately, although Fenix had a 30 day cure period, which they did not meet.  The contract is now fully terminated.  This contract was our largest single biofuel sales contract, under which Fenix had agreed to purchase a minimum of 750,000 gallons of our biofuel per month for 12 months.

•
On May 7, 2010, the Company’s board of directors appointed John E. Mack, our current audit committee chairman, as non-executive Chairman of the Board; appointed David H. Goebel, our Chief Operating Officer, as a director; and accepted the resignation of Lee S. Rosen as Chairman of the Board and as a director and approved and executed a separation agreement with Mr. Rosen.

•
On April 30, 2010, we completed a private placement of 90-day secured convertible notes and warrants to two investors, raising $700,000 in gross proceeds and $630,000 in net proceeds, after deducting finders’ fees. In August the investors agreed to extend the maturity dates of the notes to August 31, 2010 ($500,000 note) and August 19, 2010 ($200,000 note) respectively. We have a 10 business day cure period if we fail to payoff  the notes or the investor does not convert upon the maturity date.

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

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Critical Accounting Policies.”  No changes have been made to these policies during the nine months ended September 30, 2010.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel.  We have 10 employees, all of whom are full time.

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

Results of Operations

Comparison of the three months ended September 30, 2010 and the three months ended September 30, 2009

Net Loss

We incurred a net loss of $1.2 million for the three months ended September 30, 2010, as compared to $1.7 million for the three months ended September 30, 2009.

The decrease in net loss of $0.5 million resulted primarily from:

•	a $0.3 million decrease in cost of product revenues.

•	a $0.4 million decrease in general and administrative expenses

•	a $1.3 million increase in gain on settlement of trade payables and lease termination.

partially offset by:

•	a $0.2 million increase in interest expense.

•	a $1.3 million decrease in gain on net change in fair value adjustment.

Revenue

Total revenues for the three months ended September 30, 2010 were $-0-, versus $34,412 total revenues for the three months ended September 30, 2009. The decrease in total revenues was due to no sales during the third quarter of 2010.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes. We plan on producing and selling a limited quantity of fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $0.3 million for the three months ended September 30, 2010, versus $0.6 million for the three months ended September 30, 2009. Cost of product revenues is primarily comprised, of direct facility costs of $0.1 million and amortization of license agreement costs of $0.2 million.

The cost of product revenue was driven by a disproportionately higher cost of production relative to units sold. To date, we have run only small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items make up the majority of the $0.3 million costs of product revenue. If our production volume increases, we believe that our per unit cost of production will decrease as we process much larger volumes, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $88,000 for the three months ended September 30, 2010, compared to approximately $73,000 for the three months ended September 30, 2009. The decrease in research and development expenses in 2010 is primarily the result of lower finished product testing, driven by our production decrease during the third quarter.  The salaries of our Chief Technology Officer and Lab Assistant represent approximately $60,000 of the three months ended total costs in both 2010 and 2009.  The lack of production led to less batches being tested during the third quarter of 2010, leading to the overall decrease in research and development expenses.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended September 30, 2010, compared to $2.3 million for the three months ended September 30, 2009. The decrease of $0.4 million in 2010 over the prior period was primarily the result of decreases in the following:

•	a $0.2 million decrease in non cash compensation expense.

•
a $0.1 million decrease in non cash compensation expense for warrants related to grants to non-employees for services performed.  The service period ended in January 2010.  No expenses remain to be recognized.

•
a $0.2 million decrease in lease termination expenses as we recognized expense during the three months ended June, 30 2009 for our Lake Mary office but had no such expenses during the three months ended June 30,  2010.

•	a $0.1 million decrease in professional expenses.

•	a $0.1 million decrease in business travel expenses.

•	a $0.1 million decrease in shareholder service expenses.

•	a $0.1 million decrease in legal fees.

•	a $0.1 million decrease in investment banking expenses, accounting fees, and administaff service fees among others.

partially offset by:

•
a $0.6 million increase in non cash compensation expense  for a restricted stock vesting pursuant to the resignation of our former, Chairman of the Board in May 2010.  In accordance with his severance agreement a number of restricted stock grants immediately vested and the related expense was recognized.  Additionally, the increase is related to new grants for 2009 performance incentive compensation which was recorded during the first quarter of 2010.

Interest Expense

Interest expense was approximately $277,000 for the three months ended September 30, 2010, compared to approximately $119,000 for the three months ended September 30, 2009. Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  The increase is due to the recording of interest expense on the convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.  The increase is partially offset by a reduction in the license agreement payable balance resulting in less interest expense from that instrument.

Gain (Loss) on Fair Value Adjustment

Gain on change in fair value of warrant liability was nominal for the three months ended September 30, 2010, compared to a $1.3 million gain for the three months ended September 30, 2009.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Gain on debt extinguishment

Gain on debt extinguishment was approximately $50,000 for the three months ended September 30, 2010, compared to $-0- for the three months ended September 30, 2009.

Gain on settlement of trade payables and lease termination

Gain on settlement of trade payables and lease termination was approximately $1.3 million for the three months ended September 30, 2010.  Gains consisted of the negotiated settlement of various past due liabilities with vendors in the third quarter.  Payment of the settlement agreements was made in cash and with cash and stock in several instances.

Comparison of the nine months ended September 30, 2010 and the nine months ended September 30, 2009

Net Loss

We incurred a net loss of $7.1 million for the nine months ended September 30, 2010, as compared to $10.3 million for the nine months ended September 30, 2009.

The decrease in net loss of $3.2 million resulted primarily from:

•	a $0.1 million decrease in research and development expenses.

•	a $0.4 million decrease in general and administrative expenses.

•	a $1.8 million decrease in gain (loss) on net change in fair value adjustment

•	a $1.3 million increase in gain on settlement of accounts payable and lease termination.

partially offset by:

•	a $0.4 million increase in interest expense.

Revenue

Total revenues for the nine months ended September 30, 2010 were $6,351, versus $77,048 total revenues for the nine months ended September 30, 2009. The decrease in total revenues was due to minimal sales during the first quarter of 2010 and no sales during the second and third quarters of 2010.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes.  We plan on producing and selling a limited quantity of fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $1.4 million for the nine months ended September 30, 2010, and $1.4 million for the nine months ended September 30, 2009. Cost of product revenues is comprised of raw material feedstocks used in production of $0.2 million, direct facility costs of $0.7 million and amortization of license agreement costs of $0.5 million.

The cost of product revenue was driven by a disproportionately higher cost of production relative to units sold. To date, we have run only small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items make up the majority of the $1.4 million of the cost of product revenue. If we ramp up our production, the amortization and direct facility costs will have a disproportionate impact on our gross profit in relation to units sold. If our production volume increases, we believe that our per unit cost of production will decrease as we process much larger volumes, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $241,000 for the nine months ended September 30, 2010, compared to approximately $363,000 for the nine months ended September 30, 2009. The decrease in research and development expenses in 2010 is primarily the result of lower finished product testing, driven by our production decrease during the second and third quarters.  The salaries of our Chief Technology Officer and Lab Assistant represent approximately $180,000 of year to date costs in both 2010 and 2009.  The lack of production led to less batches being tested during 2010 leading to the overall decrease in research and development expenses.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the nine months ended September 30, 2010, compared to $6.8 million for the nine months ended September 30, 2009.  The decrease of $0.4 million was primarily the result of decreases in the following:

•	a $0.8 million decrease in non cash compensation expense.

•	a $0.3 million decrease in non cash compensation expense for warrants granted to non-employees for services performed. The service period ended in January 2010. No expenses remained to be recognized.

•
a $0.3 million decrease in lease termination expenses as we recognized expense in the nine months ended September 30, 2009 for our Lake Mary office but had no such expenses during the nine months ended September 30,  2010.

•	a $0.1 million decrease in general insurance expenses.

•	a $0.1 million decrease in board fees.

•	a $0.1 million decrease in business travel expenses.

•	a $0.1 million decrease in investor relation expenses.

•	a $0.1 million decrease in professional expenses.

partially offset by:

•	a $0.1 million increase in incentive compensation expenses related to the recording of 2010 retention bonuses for all employees.

•	a $0.1 million increase in severance expenses related to the resignation of our former Chairman of the Board.

•
a $0.8 million increase in non cash compensation expense  for restricted stock vesting pursuant to the resignation of our former Chairman of the Board in May 2010.  In accordance with his severance agreement, a number of restricted stock grants immediately vested and the related expense was recognized.  Additionally, the increase can be related to new grants for 2009 performance bonuses which was recorded during the first quarter of 2010.

•	a $0.1 million increase in wages due to salary increases and personnel changes.

•	a $0.1 million increase in recruiting fees related to the hiring of an executive.

•	a $0.3 million increase in legal expenses was the result of diligence activities associated with the potential Milestone joint venture, other potential transactions and one time activities.

Interest Expense

Interest expense was approximately $659,000 for the nine months ended September 30, 2010, compared to approximately $339,000 for the nine months ended September 30, 2009.  Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  The increase is due to the recording of interest expense on the convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.  The increase is partially offset by a reduction in the license agreement payable balance resulting in less interest expense from that instrument.

Gain (Loss) on Fair Value Adjustment

Gain on change in fair value of warrant liability was nominal for the nine months ended September 30, 2010, compared to $1.8 million loss for the nine months ended September 30, 2009.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as we have not paid any dividends on our common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. Expected volatility is based on our historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Gain on debt extinguishment

Gain on debt extinguishment was approximately $0.2 million for the nine months ended September 30, 2010, compared to $0.24 million for the nine months ended September 30, 2009.

Gain on settlement of trade payables and lease termination

Gain on settlement of trade payable and lease termination was approximately $1.3 million for the nine months ended September 30, 2010.  Gains consisted of the negotiated settlement of various past due liabilities with vendors in the third quarter.  Payment of the settlement agreements was made in cash and with cash and stock in several instances.

Liquidity and Capital Resources

Liquidity

At September 30, 2010, we had $0.2 million in cash, compared to $0.6 million at December 31, 2009.

We have financed our operations to date primarily through the sale of our common and preferred stock, secured convertible notes and warrants in private placements with accredited investors and registered direct offerings. To date we have raised approximately $4.9 million in gross proceeds from the issuance of common stock and warrants, convertible notes and the exercise of warrants.

Although we have received these funds this year and we have taken steps to reduce costs we will need to raise additional funding to continue our operations.  We expect that our available cash and interest income will be sufficient to finance currently planned activities through December 31, 2010. We estimate that we will require a minimum of $5.5 million to fund our operations for the next 12 months with limited fuel production. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

We negotiated settlement agreements with several of our vendors that substantially reduced our liabilities during this quarter.  We will continue to work with our creditors to reduce the cash required to settle our accrued obligations and will also work with our vendors to reduce our cash expenditures going forward.

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We have monthly lease obligations under our production  facility site lease agreement. We also have incurred costs associated with developing, upgrading and expanding the capacity of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we also are required to pay $1.0 million per year over the next four years. We will continue incurring costs to test and optimize our fuels, enhance research and development, pay our employees and sustain operations.

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

Cash Flows

Net cash used in operating activities was approximately $3.7 million for the nine months ended September 30, 2010, reflecting our net loss of $7.1 million and $1.6 million non-cash gains. These items were partially offset by approximately $2.4 million of non-cash expenses, $1.4 million in favorable changes in operating assets and liabilities and $1.2 million in depreciation & amortization.  Included in the non-cash expenses are $1.9 million in stock-based compensation expense and approximately $0.5 million for stock, options and warrants issued for services rendered.

Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2010, and consisted of net proceeds from the issuance of common stock and proceeds from convertible notes offset by payment of $0.1 for license payable.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our existing financial resources will only provide financing through December 2010, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business through December 2010, and we will need to control costs and raise additional capital to continue our business beyond December 2010. Accordingly, we will need to raise additional capital before the end of the year or in the first quarter of 2011. As of the nine months ended September 30, 2010, we have incurred a net loss of $7.1 million and negative cash flows from operating activities of $3.7 million. As of September 30, 2010, we had approximately $0.2 million of available cash and approximately $1.6 million of accounts payable and accrued expenses.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next $1.0 million due in March 2011.  We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured.

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

Pursuant to the procedures set forth in the NASDAQ Listing Rules, we have appealed the Staff determination to a NASDAQ Listing Qualifications Panel (the “Panel”) by requesting a hearing, and our common stock would remain listed on the NASDAQ Capital Market pending a final determination by the Panel Our hearing was held on August 5, 2010.  In October we announced that the NASDAQ Listing Qualifications Panel will allow the Company’s securities to remain listed pending our demonstration that it has regained compliance with the $1 bid price requirement and that it is able to sustain long term compliance with all applicable requirements for continued listing on The NASDAQ Capital Market, including the stockholders’ equity requirement.  In that regard, on September 15, 2010, the Panel rendered a determination regarding the Company’s listing. The Panel’s decision required, among other things, we demonstrate on or before September 25, 2010, that our stockholders’ equity was at least $2.5. million and, on or before December 20, 2010, that our closing bid price had been at least $1 per share for a minimum of ten consecutive trading days, as well as that we met and could sustain compliance with all other applicable requirements,  including the stockholders’ equity requirement.  We filed a form 8-K on September 27, 2010, confirming stockholders’ equity of at least $2.5 million as of that date.  As of September 30, 2010 the Company was not able to complete all of the anticipated actions and therefore was not compliant with the shareholders equity requirement.  On October 4, 2010 the Company completed a registered direct transaction that resulted in gross proceeds of $600,000 which resulting in an increase in shareholders equity to an amount above the requirement. While we are diligently taking steps to regain compliance in accordance with the Panel’s decision, there can be no assurances that we will be able to do so.

In the future, however, due to factors such as loses from operations and the volatility of our stock price, we may not be able to meet the NASDAQ continued listing requirements. If we are unable to satisfy the NASDAQ criteria for maintaining listing, our common stock may be subject to delisting. Trading, if any, of our securities would thereafter be conducted in the over-the-counter market, on the OTC Bulletin Board or on the so-called “pink sheets”. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended September 30, 2010, that have not been previously disclosed in Current Reports on Form 8-K.

The issuance of securities on August 27, 2010, to Pennington Partners, LLC (“Pennington”) was conducted pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act, as we did not engage in general soliciting or advertising and Pennington is an accredited investor.

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Generation Biofuels Holdings, Inc.

Date: November 19, 2010	By:	/s/ Miles F. Mahoney
Miles F. Mahoney
President & Chief Executive Officer
(principal executive officer)

	By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Securities Purchase Agreement dated as of August 16, 2010 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed August 17, 2010).
10.2
Amendment to Lease Agreement and Termination of Terminaling Services Agreement dated as of August 27, 2010 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 2, 2010).

10.3	Form of Securities Purchase Agreement dated as of September 22, 2010 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed September 24, 2010).
10.4	Separation Agreement dated as of May 7, 2010 between Lee S. Rosen and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 13, 2010).
10.5	Separation Agreement dated as of October 9, 2010 between Cary J. Claiborne and the Company*
10.6	Employment Agreement dated as of October 9, 2010 between Miles Mahoney. and the Company*
10.7	Employment Agreement dated as of October 9, 2010 between David H. Goebel, Jr. and the Company*
10.8	Amendment to Separation Agreement dated as of October 10, 2010 between Cary J. Claiborne and the Company*

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.