Form 10-K
period 2010-12-31
New Generation Biofuels Holdings, Inc
filed 2011-04-15
CIK 1268236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No.  1-34022

NEW GENERATION BIOFUELS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-0067474
(State of Incorporation)	(I.R.S. Employer Identification No.)

5850 Waterloo Road, Suite 140
Columbia, Maryland 21045
(Address of Principal Executive Offices, Including Zip Code)

(410) 480-8084
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $0.001 per share	OTCQB

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

☐  Large accelerated filer     ☐  Accelerated filer

☐  Non-accelerated filer     ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by nonaffiliates of the Registrant as of June 30, 2010, was $12,304,926.

As of March 14, 2011, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 88,542,229.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve numerous assumptions, risks and uncertainties, many of which are beyond our control.  Because our common stock is considered to be “penny stock” under the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward –looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” beginning on page 14 and elsewhere in this report. Important factors that may cause actual results to differ from projections include without limitation:

•	our dependence on additional financing to continue as a going concern;

•	unexpected costs and operating deficits;

•	our lack of operating history;

•	our inability to generate revenues or profits from sales of our biofuel and to establish commercial scale production facilities;

•	the disproportionally higher cost of production relative to units sold;

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and management objectives are  forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “plan,” “project,” “should,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements are based on information available at the time the statement was made. We undertake no obligation to update any forward-looking statements or other information contained in this report as a result of future events, new developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “Company,” “we,” “us” and “our” refer to New Generation Biofuels Holdings, Inc.

ITEM 1. BUSINESS

Our Business

We are a clean energy company deploying novel technologies to produce cleaner, renewable biofuels. We have rights to a portfolio of patented and patent pending technology to manufacture alternative biofuels from plant oils, animal fats and related oils, which we market as a new class of biofuel for power generation, commercial and industrial heating, and related uses. We believe that our proprietary biofuel can provide a lower cost, renewable alternative energy source with significantly lower emissions than traditional fuels.  We began generating revenues in 2008.  Resulting primarily from scarce operating capital we generated minimal revenues in 2009 and 2010 as we worked to identify and qualify lower cost feedstock alternatives.

We produce our biofuels using proprietary mixing technologies that we believe are simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional distillate fuels, biofuels such as ethnol and biodiesel and other fuels.  We believe that these technological approaches, collectively “our technology,” enable us to produce biofuels that cost less and use less energy to manufacture and generate significantly lower emissions than our competitors. Our technology also gives us the flexibility to produce our biofuels from multiple feedstocks, which allows us to use non-edible raw materials in our production process,  We believe that these factors will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market.  We are also developing products utilizing existing waste streams, by-products and other oils that have low alternative use values.  We believe that successfully developing biofuels from low alternative use value feedstocks will allow us to be profitable with or without government incentives and credits once we are producing fuels on a commercial scale.

During the year ended December 31, 2009, we commenced our principal business operations and exited the development stage. Prior to that from our inception, we were a development stage entity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.”

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our products and technology. As of December 31, 2010, we had an accumulated deficit of $62.6 million.  The operation and development of our business will require substantial additional capital by the end of April 2011 to fund our operations, fund payments due under our exclusive license agreement, the acquisition or development of manufacturing plants, research and development, and other initiatives including potentially the financing of future acquisitions.

Our near-term business strategy involves the following:

•
Direct Sales.  We are seeking to develop a revenue stream from direct sales of our biofuels produced at our Baltimore production facility. We plan to refine existing products and introduce new products into our existing customer base to generate field test data related to emissions and market acceptance.  Our longer term strategy includes construction of an additional state-of-the-art production or plants.

•
Technology Licensing.  As a second potential revenue stream, our business plan contemplates leveraging our technology to collect royalties by sublicensing our proprietary technology where it is more efficient for manufacturers to produce our biofuel at their own plants rather than requiring production at our facilities. We are in the process of exploring various technology licensing relationships.

•
Government Tax Credits.  We are also pursuing our eligibility and qualification for tax credits and other government incentives to strengthen the competitive position of our biofuels and to otherwise attempt to take advantage of the U.S. government’s encouragement of “green” technologies.

•
Strategic Partners.  We are seeking arrangements with strategic partners who would both provide funding and support our efforts to develop our production capacity, advance our technology,  and attract customers.

•	Research and Development. With the appropriate funding we intend to continue to develop our technology and extend it to additional fuels with additional applications.

Recent Developments during the Fourth Quarter of 2010 and Early 2011

Significant recent developments include the following:

•
On February 1, 2011, we completed a private placement of six month secured convertible notes and warrants to four investors, which generated $1,000,000 in gross proceeds and $950,000, in net proceeds, after deducting placement agent’s fees.  Net proceeds were used to satisfy past due obligations, retire a portion of our existing debt and to fund operations. We will need additional capital by end of April 2011.

•
On December 9, 2010, we notified The NASDAQ Stock Market that we were withdrawing our appeal of the delisting notice from the NASDAQ Listing Qualifications Panel.  We began listing our common stock on the OTCQB effective with the opening of trading on Monday, December 13, 2010.

•	On November 1, 2010, we completed a private placement of six month secured convertible notes and warrants to three investors, which generated $375,000 in gross proceeds.

•
On October 4, 2010, we completed a registered direct offering of our common stock and warrants, which generated $600,000 in gross proceeds and approximately $550,000 in net proceeds, after deducting placement agent’s fees.

Our Growth Strategy

We plan to:

•
Continue pursuing sales to large customers through validation of biofuel performance. We are continuing to work with potential customers regarding sales of our biofuels.  The sales cycle is lengthy, but we continue to emphasize the fuel characteristics and emissions data regarding our biofuels.  To meet the potential demands of customers and prospective customers, we anticipate that we will need to develop additional production capacity.

•
Pursue technology licensing and sublicensing opportunities.  We plan to pursue a second potential revenue stream by collecting royalties through sublicensing our proprietary technology.  In March 2009, we entered into an addendum to our license agreement to provide for a cross-license with PTJ Bioenergy Holdings (“PTJ”) for all improvements by us to our proprietary emulsion technology.  The royalty payable by PTJ to us for the cross-licensed technology will equal 5% of PTJ’s revenues outside of our territory, which under the license agreement includes North America, Central America and the Caribbean.  Additionally, independent of our emulsion technology, we have developed new intellectual property around solutions, a second mixing approach.  Although this technology is in earlier stages of development, we believe it is available for global licensing.  Our solution approach is initially aimed at utilizing waste products and low alternative use feedstocks.

•
Market our biofuels to commercial and industrial process and space heating customers.  These customers primarily consist of state-owned facilities and privately-owned corporate manufacturing facilities. A majority of states have passed mandates to utilize renewable energy, which mandates continue to increase annually. Privately owned corporate manufacturers are also beginning to concentrate on their responsibilities as global corporate citizens and are proactively seeking to lower their greenhouse gas emissions. We are marketing our biofuel as a fuel alternative to both of these types of consumers, including through existing distributors.

•
Expand product lines to develop new applications.  Since many of the advantages of our biofuels come from their versatility and ability to be customized for different applications, we intend to continue our research and development efforts to develop additional applications for commercial use. We also plan to customize our products to customer specifications and continue to expand our product line to serve new market segments, such as blending our biofuel with # 6 Oil and co-firing in coal burning generators.

•
Pursue favorable tax and regulatory policies for our biofuels. On the federal level, we successfully partnered with other renewable biofuels providers to support the renewal of the 50 cent per gallon “alternative fuel tax credit” which was extended through December 31, 2011. We have also been working with federal policymakers in an effort to qualify our fuel for the $1 per gallon tax credit as “renewable diesel.” In addition, on both the federal and state level, we are working to qualify our biofuels as a fuel that receives credit for state renewable energy portfolio standards that require the use of renewable energy sources and/or to qualify for federal and state biofuel mandates and incentives, such as the Renewable Fuel Standard 2 program run by EPA.

•
Market our biofuels to power plants that are constrained by emissions restrictions and eligible for renewable energy credits.  We are marketing our biofuel as a low capital expenditure solution that would enable customers to meet requirements to use renewable energy sources and increase the productivity and extend the useful life of coal and oil power plants.

The Biofuels Industry and Market Trends

Biofuels and Feedstocks

Biofuels can be defined generally as solid, liquid or gas fuels produced from renewable, recently living biological resources, such as plant biomass. In contrast, fossil fuels are derived from non-renewable biological material formed from the decayed remains of prehistoric plants and animals. Biofuels are perceived to have a number of potential benefits including the ability to reduce greenhouse gas emissions and environmental pollution, promote energy independence through the growth of domestic energy sources, increase rural development, and establish a sustainable, renewable future energy supply.

“First generation biofuels,” such as corn-based ethanol or biodiesel, use conventional technologies to produce fuel from crops high in simple sugars, such as sugar cane or sugar beets, or high in starch, such as corn or maize, or from crops containing high amounts of vegetable oil, such as soybeans or palm oil, or from animal fats. For example, ethanol production involves fermenting sugars or starches to produce ethyl alcohol, while biodiesel is produced through a chemical reaction called transesterification to generate a methyl ester fuel, while yielding glycerin as a by-product. The growth of first generation biofuels has been criticized because of perceptions that their feedstocks may divert food from human use and contribute to price increases and food shortages, particularly in lesser-developed countries.

“Second generation” or “advanced” biofuels use newer technologies to produce fuel from food crops, non-food plants and waste vegetable oil sources. Often cellulosic-derived fuels are considered second generation.  We call our biofuels “New Generation Biofuels” because they can be produced using our less complex, proprietary blending technology to derive fuels from both food crops like the oil from soybeans and non-food sources such as recycled vegetable oil.

We have been developing  “next generation” biofuels.  As our technology and processes evolve, our objective is to incorporate non-food based oils that are of less demand and therefore carry a lower acquisition cost.  Our flexible technology allows use of feedstocks that are not always amenable to other technologies and therefore have lower value alternative uses.  The sources of these feedstock oils are in some instances, a by-product or waste stream from other technologies such as alternative fuel or waste reduction.  Our flexible technology also allows for easier opportunities to not only improve environmental profiles but to also address physical property challenges other fuels will have difficulties meeting (e.g. low temperature flow, lubricity and flash points.

 Market Size and Growth

The Energy Information Administration (“EIA”) has projected that the use of alternative fuels, such as ethanol and biodiesel  will increase substantially as a result of the higher prices projected for traditional fuels and the support for alternative fuels provided in recently enacted federal and state legislation. According to a recent report, direct economic output from the advanced biofuels industry, including capital investment, research and development, technology royalties, processing operations, feedstock production and biofuels distribution, is estimated to rise to $5.5 billion in 2012, $17.4 billion in 2016 and $37 billion by 2022.

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

At the end of 2010, Congress reinstated biofuel tax incentives retroactively for 2010 and through 2011.  The Obama Administration and many members of Congress support biofuel incentives.  As a result, we are hopeful that such tax incentives will be continued; however, it cannot be  guaranteed that they will be renewed in the same form or at all in the future.

Trends in the Biofuels Market

We believe that our biofuels can benefit from favorable market trends that are converging to drive growth across the renewable fuels industry, including:

Global energy supply and demand.   Despite past drops in oil prices due to the global economic recession, we believe that, over the long term, there will be a sustained period of high demand for energy, especially for conventional sources such as petroleum-based fuels.  We believe that this demand will continue to pressure oil supplies worldwide and has led to a heightened interest in developing domestic, alternative, renewable energy sources. Moreover, global unrest, particularly the civil unrest in the Middle East and the ongoing crisis in Japan, has put further uncertainty on petroleum prices.

Short-term energy security risks.   Increased trade may carry a risk of heightened short-term energy insecurity for all consuming countries, as geographic supply diversity is reduced and reliance grows on vulnerable supply routes, such as the Middle East.  We believe that in developing domestic renewable energy sources, the United States-and potentially other countries and regions as well- will be less vulnerable to overseas markets and the vulnerability associated with those supply routes.

Environmental and sustainability concerns.   Concerns have risen over the growth in greenhouse gas emissions and their potential negative impact on the global environment and climate change.  Compared to  fossil fuels, renewable biofuels are generally considered to have  lower carbon footprints. because the carbon dioxide released by burning the fuel is offset by the carbon dioxide absorbed by new plant growth

 Government incentives and mandates for renewable fuels. In the pursuit of climate change initiatives and energy independence, federal and state governments are increasingly emphasizing the use of renewable fuels.  The revised renewable fuel standard calls for an increase in mandatory biofuel used that are approved by the Environmental Protection Agency under the Renewable Fuel Standards 2 program. In addition to renewable biofuels mandates  as of January 2011, a majority of states plus the District of Columbia have enacted renewable portfolio standards (“RPS”), which require electric power producers to use renewable sources to generate electricity.  Many RPS requirements are graduated and are ramping up in the very near future.  We also believe that these government policies will generate market opportunities for our biofuel.

Food versus fuel debate.   We believe that the “food vs. fuel debate,” which has resulted in growing concerns over diversion of food supplies to fuel production, is pressuring first generation biofuel producers to explore alternative, non-edible feedstocks to produce their fuels . The United Nations noted in a 2007 report on sustainable bioenergy that “as second generation technologies . . . become commercially available, this will lessen the possible negative effects on land and resource competition on food availability.”  We believe that there will be a transition period for second and future generations of biofuels before non-edible feedstocks are widely available in sufficient commercial quantities.  There may also be a transition period before these technologies become more commercially viable. We also believe that the ability to use various feedstocks (both edible and non-edible) and waste products will provide an advantage to certain biofuels during this transition period and beyond.

 Our Market Opportunity

We believe a significant market opportunity exists for our biofuel in three target market segments that consume an aggregate of approximately 5 billion gallons of fuel per year: commercial, industrial and electric power markets in the U.S. Of this 5.0 billion gallon amount, the industrial and commercial sectors consume approximately 2.7 billion gallons of fuel oil annually.  Much of this energy is used in boilers to generate steam and hot water.  These boilers consume about 40 percent of all energy consumed in the commercial and industrial sectors.   Our initial focus within these sectors has been working with customers in the Central Atlantic and Midwest regions of the US.  These regions comprise a large boiler and combustion turbine markets, which use distillate fuel, heavy fuel oil or coal co-firing as an energy source.

Commercial Market
The commercial market is defined as service-providing facilities and equipment of non-manufacturing businesses.  Examples include government facilities, schools, institutional living quarters, and private and public service organizations,

Common uses of energy associated with this sector include space heating, water heating, air conditioning, lighting, refrigerating, cooking and running a wide variety of other equipment.

Industrial Market

The industrial market is defined as all facilities and equipment used for producing, processing, or assembling goods. Examples include manufacturing and mining.

Overall energy use in this sector is largely for process heat, cooling and powering machinery, with lesser amounts used for facility heating, air conditioning and lighting.

Electric Power Market

The electric power market is defined as facilities that produce electricity for sale and combined heat and power (“CHP”) plants whose primary business is to sell electricity or electricity and heat, to the public.

NGBF’s emphasis in this market is aimed at CHPs, which are peak power units that are oil fired, and as a form of liquid biomass that can be co-fired with coal to help meet EPA emission reductions and state RPS requirements.

Our Products

Current Products

Currently we have commercialized two product families based on renewable plant and animal oil and fat feedstocks.

Both are emulsified renewable fuels aimed at replacing diesel or distillate fuels in boiler and coal co-firing applications, with the capability to fulfill needs in additional applications.  Trademarked as ClassicTM (“Classic”) and Ultra High FlashTM (“Ultra HF”), both product families offer:

•	Renewable biofuels designation
•	Significantly reduce emissions vs. petroleum based fuels
o	Essentially eliminates sulfur oxide (“SOx”) emissions
o	>40% reductions in nitrus oxide (“NOx”) emissions
•	Improved carbon footprints
•	Excellent atomization and ignition properties
•	Low pour point for improved handling in colder conditions
•	Good fuel stability
•	Enhanced fuel lubricity

Classic has a very low pour point of -49 degrees Fahrenheit.

Ultra HF was developed based on customer and market needs for a fuel that met local storage and handling requirements.  Ultra HF offers the benefits of Classic, with two major differences:

•	A significantly higher flash point (above 210 °F)
•	A higher energy content (> 100,000 Btu/gal)

Technology Development

As our technology and processes evolves our objective is to incorporate non-food based oils that are of less demand and therefore carry a lower acquisition cost.  Our flexible technology allows for the use of feedstocks that are not always amenable to other technologies and therefore have lower value alternative uses.  The sources of these feedstock oils are in some instances, a by-product or waste stream from other technologies such as alternative fuel or waste reduction.

Planned Product Offering

We are currently in the development stages of a pyrolysis oil based renewable biofuel.  Our objective for this product is to provide equivalent performance benefits as Classic and Ultra HF, but with additional significant benefits:

•	A much lower raw material feedstock cost
•	Is defined as a cellulosic biomass based fuel, which has current incentive advantages.

 Key Advantages of our Biofuels

Our technology centers on the use of precise mixing approaches to blend renewable oils with water to create renewable biofuels.  These precise mixing approaches, emulsions and solutions, represent our patent pending technologies.

Our technological approach is to be able to combine chemicals that normally do not mix (i.e., oil and water) coupled with various additives, such as surfactants in the case of emulsions, to create a stable homogeneous  mixture.

The incorporation of water in our fuel formulations provides significant emission reduction benefits by lowering the temperatures at the point of combustion to minimize the formation of pollutants such as NOx.  Water also assists in the atomization of our biofuels, which results in more complete combustion, improving fuel efficiency and decreasing the likelihood of pollutants being formed.

In addition to the benefits related to burning described above, our technology offers us significant manufacturing and raw material cost benefits and our mixing processes are not as complex as most other biofuel and petroleum refining technologies.

Process complexity usually adds costs in the following areas:

•	Capital costs for manufacturing equipment
•	Operating costs for process heating and cooling
•	Operating costs for catalysts and/or solvents
•	Yield losses from chemical reactions or molecular transformations
•	Production of waste streams as a result of yield losses

For example, ethanol production requires fermentation and distillation processes.  Biodiesel processes involve relatively complex chemical reactions.   Other processes may also utilize  hazardous chemicals and they can create  byproducts (e.g. glycerin) that must be handled and disposed of properly.These activities can all add costs.

Our mixing technologies are based on a combination of the correct raw materials and proper mixing techniques.   It requires precision and accuracy utilizing the correct raw materials added at the correct time and in the correct quantities.  Our mixing technologies do not require complex chemical reactions, catalysts, or enzymatic processes, and it does not produce any appreciable waste steams or products.

We utilize low energy pumps and motors, relatively standard storage and handling metallurgy, simple mixing capability and appropriate measuring and metering capability.  As a result, our manufacturing process has a relatively low carbon footprint as compared to other more complex manufacturing technologies.

Our manufacturing technology is also environmentally friendly.  Many of our materials are biodegradable.  The emissions from our processes are very low.  This generally means the permitting process for our technology is also less time consuming and costly as compared to more complex technologies.

Typical NGBF Biofuel Production Process Flow

 Research and Development

We have established a research and development group, headed by our Chief Technology Officer, Dr. Andrea Festuccia, which is based in Rome, Italy.  Our research and development objectives are aimed at positioning the Company to capitalize on the demand for renewable, emissions reducing fuels, together with the potential upsides associated with regulatory mandates and potential emission based trading markets.  Utilizing input from test burns and existing customers, Dr. Festuccia has worked to optimize our product and improve its performance to meet customer specifications.  Improvements and modifications in the last year have included successfully expanding the number of feedstocks we can use to produce our biofuels with our emulsion technology.  Also, in 2010, we filed a provisional patent for pyrolysis oil as a feedstock and a provisional patent for a glycerin solution.  In February 2011, we filed another provisional patent for a solution using pyrolysis oils.

Feedstocks

Our feedstock strategy is aimed at identifying cost effective and technically viable feedstocks that allows our formulations to be environmentally and performance advantaged, and to potentially be profitable without government incentives.

Feedstocks drive our costs, performance, and ultimately profitability.  There are many lessons learned from other biofuel technologies in connection with feedstocks, particularly with respect to corn based ethanol and commodity oil/fat based biodiesel, whose profitability has been negatively impacted by their limited feedstock options.

Background and Our Path Forward

We believe we have key advantages in the marketplace to support our growth in respect to raw materials:

•
We have flexibility in the feedstocks we can utilize.  Our processes provide latitude in the raw materials we can combine.  As a result, we can procure raw materials from a wide range of supply sources based on local and global supply and demand opportunities which allows us to optimize economics and performance.  Other biofuels typically are produced using a chemical reaction process that hinders their flexibility in the types of feedstocks that can be utilized.

•
Our formulations use various percentages of the raw material components.  This is different than other biofuel technologies that can be highly dependent on just one or two raw materials.  As a result, we are able to mitigate supply challenges by not being focused on a single raw material but multiple materials to spread the burden of supply needs.

•
We focus on less traditional biofuel feedstock sources.  As a result, we have been able to develop strong relationships with our feedstock suppliers - many with global reach - and will continue to foster and grow these relationships as well as partner with new supply sources as they become strategic in supporting our business plans and customer needs.

•	Our process does not generate yield losses based on chemical processing, so all of the feedstock we purchase becomes incorporated into our fuel products.

Our strategic feedstock objectives are focused toward driving costs down in the total formulation of our biofuels.  Key drivers include:

•	Developing and maintain feedstock flexibility:

o	Be capable of using a wide range of feedstocks; and

o	Develop non-traditional feedstock options to take advantage of lower alternative values of the raw material.

•	Minimize our supply chain expenses:

o	Including a range of activities from evaluating feedstocks on a delivered cost basis to consideration of where to locate manufacturing facilities.

•	Identify opportunistic purchase situations:

o	Take advantage of short term supply and demand and pricing imbalances in the feedstock markets

Current Feedstock Initiatives:

•	Continued funding and resourcing our R&D efforts in seeking, screening, evaluating, formulating, and application testing lower cost feedstocks:

o	Place primary focus on pyrolysis oil;

o	Economics, efficacy, energy content, and environmental performance are key screening and evaluation parameters; and

o	Develop and support feedstock flexibility to mitigate shifting raw material costs.

•	Identify additional transactional and strategic partnerships for feedstocks:

o	Supply sources including non-traditional organizations;

o	Research institutions; and

o	Financing supply agreements.

•	Utilization and optimization of current supply sources to establish testing programs to generate profitable sales.

•	Extend current relationships and include new technology partners to seek low cost feedstock alternatives.

•	Continue partnering with key additive suppliers to advance and accelerate feedstock evaluations and appropriate additive packages for stability and performance criteria.

•	Progress registration processes, and the associated supporting engineering and laboratory work, for governmental approvals in key areas such as the EPA Renewable Fuel Standard 2 program.

Production Facilities

NGBF currently operates a Phase 1 pilot plant located in Baltimore, MD.  This facility was completed in February 2009, and is permitted to produce 3.6 million gallons of fuel per year.  The plant has been used to produce Classic and Ultra HF biofuels for initial customer test burns and acceptance programs.  While this facility can be and may be expanded in the future, we recognize that additional modifications are required to allow for more consistent fuel production to meet the demand of our current customers.  In particular, additional raw material storage, plant winterization and certain plant upgrades are needed to handle the storage and processing requirements of pyrolysis oil.  We also recognize that locating a plant in another geographic region may be more efficient for feedstock acquisition and end user sales.

Our Future Manufacturing Asset Requirements

We believe our capital costs are competitive and a potential differentiator for our business going foward.  In general, we are able to design, engineer, and construct a plant supporting our manufacturing processes for $0.25-$0.50 per gallon of annual production capacity.  The range incorporates anticipated structural, infrastructure, and civil needs a potential site may face.  In general, the more appropriate infrastructure that already exists, the lower the costs of constructing a plant would be.  We believe that one advantage of our manufacturing process is that it is easily scalable.  With no major reactors or process heating/cooling requirements, scale up consists primarily of storage tanks, pumps, meters and mixing kettles. We anticipate that our designs will us to use relatively small site footprints.  For example, we believe that we can set up a 25 million gallon facility, excluding logistics, in 30,000 square feet depending upon configurations of the site. Although each individual site requires its own engineering to assure the processes are optimized and meet permitting and license to operate parameters, which are sometimes unpredictable and could cause significant delays, we believe that our fundamental plant design and low capital cost significantly differentiate our technologies from other alternative fuel production processes.

Competition

The markets for our biofuels are highly competitive. We compete with petroleum-based fuels, with other biofuels such as biodiesel or ethanol, and with other forms of alternative energy such as wind and solar.

Currently, the cost of producing most alternative fuels forces many manufacturers to operate at a significant competitive disadvantage compared to petroleum-based fuels. Producers of alternative fuels generally depend upon government support, including tax credits mandates to use specified minimum amounts of renewable fuels, upon the willingness of customers to pay a premium for renewable non-petroleum fuels, and upon access to low cost feedstock alternatives. Our ability to compete with petroleum-based fuels depends significantly on our ability to qualify for the various tax credits and other government incentives such as the Renewable Fuel Standard 2 (“RFS2”) program.

Also relevant to our ability to compete with petroleum-based fuels is the cost of adapting equipment to use alternative fuels.  Since the vast majority of fuels currently consumed are petroleum-based, most consumers have equipment designed for consumption of such petroleum-based fuels, and alternative fuel suppliers often experience a second cost disadvantage – the expense of adapting the equipment to accommodate alternative fuels.  We believe the ability of our biofuels to serve as a direct fuel replacement for distillate or residual fuel oils that requires no significant plant modifications improves our ability to compete with both petroleum-based fuels and other biofuels.

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

Tax Credits and Other Government Support

Since our fuel and other alternative and renewable fuels generally cost more to produce per unit of energy than petroleum-based fuels or coal, we and other producers of alternative fuels are dependent upon government support to make our fuels cost competitive in comparison to fossil fuels. This support generally takes the form of tax credits, payments or other incentives or mandates.

Fifty cent per gallon “alternative fuel” tax credit. The 50 cent per gallon credit applicable to our fuel, when mixed with diesel, kerosene or other taxable fuel and sold at the retail level, expired on December 31, 2009, along with biodiesel and other alternative fuel tax credits. In December 2010, Congress extended the alternative fuel credit, retroactive to January 1, 2010, through December 31, 2011.

One dollar per gallon tax credit for biodiesel and “renewable diesel.” We are not currently eligible for the $1 per gallon federal tax credit currently afforded to biodiesel and “renewable diesel.” We have been engaged in an effort to convince the United States Congress to amend the tax code definitions to make our biofuels eligible for the same tax credit provided to biodiesel.In addition, the biodiesel tax credit (and renewable diesel) expired on December 31, 2009.  In December 2010 Congress extended the $1 per gallon tax credit, retroactive to January 1, 2010, through December 31, 2011.

Intellectual Property

We acquired the rights to our proprietary emulsion technology (the “Technology”) through an exclusive license agreement with the inventor of the technology, Ferdinando Petrucci, in March 2006. Under the license agreement, we have been granted a perpetual, exclusive license to make, use and exploit certain chemical additives for use in making biofuel and related know-how. Our exclusive license extends to North America, Central America and the Caribbean, and we have a right of first offer for any other territories worldwide (other than Italy and Paraguay, which are reserved to the inventor). As of March 25, 2011, our license agreement has remaining payments of $1.0 million per year during each of the next four years, the next payment of $1.0 million was originally due on March 20, 2011. The parties agreed to extend the payment due date until May 21, 2011.

In addition to the rights acquired under our exclusive license agreement, we have also acquired non-exclusive rights to our Technology pursuant to an assignment of rights to the Technology by Andrea Festuccia, a co-owner of the Technology and an officer of the Company.  Pursuant to the assignment from Mr. Festuccia of the Technology, we have non-exclusive rights to exploit the Technology on a worldwide basis.  The license agreement provides us with exclusive rights to exploit the technology solely in North America, Central America, and the Carribean.

In April 2006, we filed a provisional U.S. patent application on behalf of the inventor for the emulsion technology covered by our license. In April 2007, we filed a patent application under the Patent Cooperation Treaty which claimed the benefit of the provisional U.S. application and in September 2008, we filed national applications in the U.S. and certain foreign countries.  Between 2006 and 2009, our R&D efforts significantly improved the initial emulsion formulation which resulted in the filing of amendments to the original provisional patent for two new renewable biofuels.  In addition to being renewable, these biofuels significantly lower NOx, SOx and carbon emissions in relation to traditional petroleum diesel and can be produced from a wide variety of non-food feedstocks.   We have continued to develop new feedstocks for the emulsion technology including a 2010 filing of a provisional patent for pyrolysis oil as a feedstock.  Also in 2010 we filed a provisional patent for a glycerin solution.  In February 2011 we filed another provisional patent for a solution using pyrolysis oils. We believe the patents we have filed for the glycerin and pyrolysis oil based biofuels, that are solutions instead of emulsions, are available to us for global production, sales and licensing and are not covered by our emulsion technology license agreement..

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

Government Regulations

Environmental Regulations.  Our business is subject to significant environmental risks and hazards and we are subject to environmental regulation implemented or imposed by a variety of international conventions as well as federal, state, provincial, and municipal laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with biofuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and decommissioned in such a way that satisfies applicable regulatory authorities. Environmental permitting of biofuel manufacturing facilities varies with the characteristics of individual plants and by each governmental authority. Our biofuels are manufactured using a process that is believed to yield little, if any wastes, emissions or discharges.

Compliance with environmental laws can require significant expenditures and a violation may result in the imposition of fines and penalties, some of which may be material to our business. Environmental legislation both domestically and internationally is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. Compliance with environmental laws may cause us to limit our production, significantly increase the costs of our operations and activities, or otherwise adversely affect our financial condition, results of operations, and/or prospects.

Clean Air Act. We intend to market our biofuels as a new class of biofuel for power generation, commercial and industrial heating, and marine use.  In order to be legally marketable as a fuel for on-road motor applications, our biofuel must be registered with the EPA and comply with the EPA’s rigorous emissions, durability, and health effects regulations promulgated to implement Section 211 of the Clean Air Act. Under these regulations, a company registering a fuel must conduct extensive testing on a variety of in-use motor vehicle engines.

Section 211 of the Clean Air Act generally does not apply to using our biofuel in a stationary source, such as utility power generation applications or institutional/commercial heating fuel, or in certain marine applications. There may, however, be federal or state requirements applicable to emissions from individual furnaces, boilers, and similar equipment. As a practical matter, market acceptance of our biofuel may be limited until we can demonstrate that (i) our biofuels are comparable to conventional fuels from an energy content and emissions perspective as well as handling and storage perspectives, and (ii) that our biofuels are compatible with existing heating systems or power generation systems and other combustion systems. To date, we have only demonstrated the foregoing in commercially available systems on a very limited basis

Company History

We are a Florida corporation that was initially organized as Wireless Holdings, Inc. in June 2003.  Our Delaware subsidiary, New Generation Biofuels, Inc, formerly H2Diesel, Inc. (“H2Diesel”), was formed in February 2006, to acquire the exclusive license to commercialize the proprietary technology used to produce our biofuels.  H2Diesel became a subsidiary of public company Wireless Holdings, Inc. through a reverse merger transaction in October 2006.  In November 2006, we renamed Wireless Holdings, Inc. to H2Diesel Holdings, Inc., and in March 2008, we renamed H2Diesel Holdings, Inc. to New Generation Biofuels Holdings, Inc.  Since December 2010, our common stock has been listed on the OTC Markets Group Inc., inter-dealer electronic quotation and trading system which operates the OTCQB, under the ticker symbol “NGBF.”

Employees

We have eight full time employees and one part time employee. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers

Name	Age	Position

David H. Goebel, Jr.	51	Interim Principal Executive and Chief Operating Officer

Dane R. Saglio	53	Chief Financial Officer

Andrea Festuccia	39	Chief Technology Officer

The following is a description of the business experience of each of our executive officers:

David H. Goebel, Jr., Interim Principal Executive Officer and Chief Operating Officer

Mr. Goebel has served as our Chief Operating Officer since July 2009 and became our Interim Principal Executive Officer as of March 14, 2011.  Mr. Goebel previously served as our Vice President of Global Sourcing and Supply Chain since September 2007 and previously worked at MeadWestvaco, a packaging solutions and products company, as the acting Vice President of Supply Chain/Director of Customer Service. He was responsible for redesigning the corporate order-to-cash processes, strategizing organizational and process changes in capacity planning, demand forecasting, inventory management/ operations, logistics/distribution, and customer service. Additionally, for nearly 20 years, Mr. Goebel worked at ExxonMobil and its predecessor, Mobil Corporation, in many different leadership capacities including manufacturing, engineering, supply chain, operations, marketing, and sales. Mr. Goebel holds a bachelor of science degree in microbiology from University of Minnesota along with graduate studies at both the University of Texas at Dallas and Northeastern University.

Dane R. Saglio, Chief Financial Officer

Mr. Saglio has served as our Chief Financial Officer since March 2010.  Mr. Saglio possesses experience ranging from early-stage entrepreneurial enterprises through mature public companies across multiple technology based industries.  Prior to joining Mr. Saglio was a consultant in the biotechnology sector focusing on emerging private companies. From 2003 -2008 Mr. Saglio served as Chief Financial Officer at EntreMed, Inc., a publicly traded clinical-stage biopharmaceutical firm.  Previously Mr. Saglio held financial management positions with Public Communications Associates, a private telecommunications company, Bresler & Reiner, Inc and Sterling Software, two publicly traded companies focused on real estate development and management and information management, respectively.

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

Other Information

News and information about New Generation Biofuels is available on and/or may be accessed through our website, www.newgenerationbiofuels.com.  In addition to news and other information about our company, we have provided access through this site to our filings with the Securities and Exchange Commission as soon as reasonably practicable after we file or furnish them electronically.  We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.

We have also provided access on our website to our Code of Business Conduct and Ethics, the charters of our Audit, Compensation and Nominating Committees and our Whistleblower Policy. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our corporate headquarters at 5850 Waterloo Road, Suite 140, Columbia, Maryland 21045, Attn: Corporate Secretary. In addition, we intend to disclose on our website any changes to or waivers for executive officers from our Code of Business Conduct and Ethics.

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

Risks Related to Our Business

Our existing financial resources will only provide financing through the end of April 2011, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2010 contains an explanatory footnote which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business through mid April 2011, and we will need to control costs and raise additional capital to continue our business beyond April 2011. Accordingly, we will need to complete a financing by end of April of 2011. As of December 31, 2010, we have incurred a net loss of $11.6 million and negative cash flows from operating activities of $4.6 million. As of December 31, 2010, we had approximately $0.2 million of available cash and approximately $1.6 million of accounts payable and accrued expenses. In February 2011, we closed a private placement of senior secured convertible notes for total gross proceeds of $1.0 million.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next $1 million originally due in March 2011has now been extended to May 21, 2011. We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured. If we are unable to raise additional capital, we will not be able to continue our business.

We are an early stage company with a limited operating history, which makes us a speculative investment.

We are an early stage company that is commercializing our exclusive rights to proprietary technology to manufacture biofuel. Since then, we have been engaged in organizational activities, including developing our business plan, hiring key management, optimizing product performance, developing our production facility, raising capital, conducting test burns with potential customers, entering into initial sales contracts, delivering initial fuel orders to customers and exploring sublicensing opportunities. We recorded our first sales in the fourth quarter of 2008.  We currently have eight employees. During the year ended December 31, 2009, we commenced our principal business operations and have exited the development stage. Prior to that from our inception, we were a development stage entity. Accordingly, we have limited relevant operating history upon which you can evaluate our performance and prospects. You should consider our prospects in light of the inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets such as the renewable fuels industry. Such risks include technology risks, capital requirements, lack of market acceptance of our products, failure to establish business relationships, competitive disadvantages against larger and more established companies and regulatory matters.

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

We granted a security interest in all of our assets in connection with our recent financing in February 2011, and certain terms of such financing may cause dilution to our current shareholders.

Pursuant to the terms of a Subscription Agreement dated February 1, 2011, we entered into a Security Agreement dated February 1, 2011, to secure obligations of the Company under Secured Convertible Promissory Notes dated February 1, 2011 (“February 2011 Notes”).  If we default under the February 2011 Notes, the holders will be entitled to foreclose on our assets pursuant to the Security Agreement.  We do have the option of issuing shares of common stock of the Company instead of making cash payments; however, any additional issuances of common stock of the Company will dilute the current shareholders’ holdings.  After such time as we have repaid 51% of the original outstanding principal of February 2011 Notes, whether in cash payments or conversion into common stock, we will no longer be subject to the Security Agreement.

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

The tax credits for which we are eligible will expire on December 31, 2011.  Failure to extend or renew these or similar tax credits could make our biofuels less competitive.

The 50 cent per gallon credit applicable to our fuel, when mixed with diesel, kerosene or other taxable fuel and sold at the retail level, will expire on December 31, 2011, along with biodiesel and other alternative fuel tax credits. We depend in part on the availability of tax credits to incentivize customers to purchase our fuels.  Our ability to produce revenues from our biofuels may be impacted significantly if such credits are not extended or renewed past December 31, 2011.

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

 We may never fully realize the value of our technology license agreement, which presently is the principal asset reflected on our balance sheet.

We may not be successful in realizing the expected benefits from our master license agreement, which represented over 65% of our total assets as of December 31, 2010.  We recorded our initial fuel sale in October 2008 and accordingly began to amortize the license agreement. Further, we initially intended to use the licensed technology to generate our expected revenues without any significant modification, but we have conducted significant additional research and development to modify the basic fuel technology to meet market demands for particular fuel attributes. To date, we have incurred approximately $2.7 million in research and development separate from our license payments, and we are continuing to incur additional research and development costs to optimize our fuels to test different feedstocks and to tailor the fuel energy output, emissions and other specifications to the specific needs of potential customers.

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

As of December 31, 2010, we had 11 full-time employees and one part time employee. In 2010 and early 2011, five of our executives resigned from the Company, including Lee S. Rosen, our former Chairman of the Board, Cary J. Claiborne, our former President, Chief Executive Officer and a Director. In addition in March 2011, Miles F, Mahoney was terminated from his position of  President, Chief Executive Officer and a Director. Our success depends to a significant degree upon the continuing contributions of our key management. We have a relatively small team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

2020 Energy, LLC owns approximately 8.3% or our outstanding common stock, and Ferdinardo Petrucci, the inventor of our emulsion technology owns approximately 2.2% of our common stock. The managing and sole member of 2020 Energy has partnered with Mr. Petrucci to form PTJ Bioenergy Holdings, Ltd, an entity that is the licensor (by assignment from Mr. Petrucci) of our technology.  2020 Energy and Mr. Petrucci may delay, defer or prevent us from taking actions that would be beneficial to our other shareholders.

As of March 14, 2011, 2020 Energy, LLC and Mr. Petrucci combined owned approximately 10.5% of our outstanding common stock.  Accordingly, they may be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our shareholders for approval, including the election of our board of directors and any proposed merger or consolidation of our company. Their ownership interest in our company may discourage potential investors from investing in our securities due to concerns with the overhang on our common stock and third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

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

Changes in government regulations, including mandates, tax credits, subsidies and other incentives, could have a material adverse effect upon our business and results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new foreign, federal, state and local legislative and regulatory initiatives that impact the production, distribution or sale of renewable fuels may harm our business. For example, the currently applicable federal renewable fuels standard requires 14 billion gallons of liquid transportation fuels sold in 2011 to be produced from renewable sources.  By 2022, approximately 36 billion gallons will be required to be produced from renewable sources, half of which must be cellulosic biofuel. In the United States and in a number of other countries, regulations and policies like the renewable fuels standard have been modified previously and may be modified again in the future. In the United States, the Administrator of the EPA, in consultation with the Secretary of Energy and the Secretary of Agriculture, may waive certain renewable fuels standards, on his or her own motion or in response to a petition requesting such waiver, to avert economic harm or in response to inadequate supply of renewable fuels. The Administrator of the EPA is also required to reduce the mandate for cellulosic biofuel use if projected supply for a given year falls below a minimum threshold for such year, which could impact overall demand of all biofuels.

In addition, the U.S. Congress has passed legislation that extends tax credits for, among other things, the production of certain renewable fuel products.  However, we cannot assure you that this or any other favorable legislation will remain in place. Any reduction in or phasing out or elimination of existing tax credits, subsidies or other incentives in the United States and foreign markets for renewable fuels, or any inability of us or our prospective customers to access such credits, subsidies or other incentives, may adversely affect demand for, and increase the overall cost of our biofuels, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new biofuels. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our recent financing transactions included antidilution provisions that, if triggered, could dilute the ownership interests of our existing common shareholders

Some of our outstanding securities include antidilution provisions that, when triggered, result in the issuance of additional shares that would dilute the interests of existing common stockholders. Our February 2010 private placement included certain antidilution provisions that apply if we issue additional equity securities in a financing transaction with a purchase price less than $0.69 per share or issue convertible securities with a purchase price less than $0.69 at any time within 6 months after the registration statement is declared effective, subject to certain caps set forth under the NASDAQ listing rules.

Our November 2010 private placement of convertible notes also included certain antidilution provisions that apply if we issue additional equity securities in a financing transaction with a purchase price less than $0.14 per share at any time prior to the conversion date.

Our February 2011 private placement of senior secured convertible notes also included certain antidilution provisions that apply if we issue additional equity securities in a financing transaction with a purchase price less than the conversion price that would be in effect prior to the conversion date. Currently the conversion price is $0.10 per share.

These antidilution provisions could be disproportionately dilutive and adversely affect the prevailing market prices of our common stock. The existence of conversion features also may result in short selling of our common stock that may further depress the market price.

Our common stock is thinly traded and subject to volatility.

Although our common stock is currently traded on the OTCQB and previously was traded on the NASDAQ, it has traded in relatively small volumes. If our common stock continues to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices, which may limit the liquidity of our common stock.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they also may trade on securities exchanges. To the extent the market price of our publicly traded common stock is less than $5.00 per share, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.  Additionally, because our common stock is currently classified by the SEC as a “penny stock,” we are unable to rely on the PSLRA safe-harbor for “forward looking” statements in our various filings with the SEC, which may expose us to additional securities liability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own no real property and currently lease our office and production spaces.  The corporate headquarters is located at 5850 Waterloo Road, Suite 140, Columbia, Maryland 21045.  The Company has remained a Florida corporation and currently maintains an accounting and administrative office in Florida.

On September 12, 2008, we entered into a site lease agreement to locate our first commercial scale biofuel manufacturing plant at a port location in Baltimore, Maryland and a terminaling services agreement to provide certain terminaling services at the site. The lease agreement covered the physical premises where the production facility is located as well as approximately six million gallons of storage tank capacity and related terminaling facilities. The initial term of the lease agreement was five years with an option to renew for three additional five year periods. As of August 1, 2010, the base rent was reduced to $25,000 per month for the remainder of the initial term. Effective August 27, 2010, the terminaling services agreement with Atlantic Terminaling was terminated and the Company was released from paying all amounts due.  As of December 31, 2010, the Company’s minimum rental commitment under non-cancelable operating lease is $825,000

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings as of the date of this annual report.

ITEM 4. RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the OTCQB on December13, 2010, under the symbol “NGBF.” Between September 23, 2008 and December 10, 2010 our common stock traded on the NASDAQ under the symbol “NGBF.”  Between April 15, 2008 and September 22, 2008 our common stock traded on the Amex under the symbol “GNB” and prior to trading on Amex, our common stock was traded on the OTC Bulletin Board under the symbol “HTWO.OB.”  The following table below sets forth the high and low sales prices per share for the periods our common stock was traded on NASDAQ and Amex and the high and low bid prices per share for the periods our common stock was quoted on the OTC Bulletin Board.

	High	Low
2011
First Quarter	$0.07	$0.02

2010
First Quarter	$0.92	$0.62
Second Quarter	0.80	0.35
Third Quarter	0.49	0.13
Fourth Quarter	0.17	0.06

2009
First Quarter	$1.12	$0.43
Second Quarter	1.80	0.81
Third Quarter	1.60	0.84
Fourth Quarter	1.25	0.61

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2010 was 209, including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2010, we had 82,083,896 shares of common stock outstanding.  As of March 14, 2011, we had 88,542,229 shares of common stock outstanding.

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

Overview

We are a clean energy company deploying novel technologies to produce cleaner, renewable biofuels. We have rights to a portfolio of patented and patent pending technology to manufacture alternative biofuels from plant oils, animal fats and related oils, which we market as a new class of biofuel for power generation, commercial and industrial heating, and related uses. We began generating revenues in 2008.

We produce our biofuels using proprietary mixing technologies that we believe are simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional distillate fuels and other forms of biodiesel. We believe that these technological approaches, collectively “our technology,” enable us to produce biofuels that cost less and use less energy to manufacture and generate significantly lower emissions than our competitors. Our technology also gives us the flexibility to produce our biofuels from multiple feedstocks, which allows us to use non-edible raw materials in our production process, when desirable. We believe that these factors will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market. We are also developing products utilizing existing waste streams, by-products and other oils that have low alternative use values. We believe that successfully developing biofuels from low alternative use value feedstocks will allow us to be profitable with or without government incentives and credits once we are producing fuels on a commercial scale.

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

Derivative Accounting

We adopted new guidance as issued on January 1, 2009 which significantly impacted the accounting for certain of our freestanding derivative instruments by requiring us to account for these instruments as liabilities because they were no longer afforded equity treatment due to their exercise price reset features. We account for these arrangement in accordance with ASC Topic 815-10-50, “Accounting for Derivative Instruments and Hedging Activities,” “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as well as related interpretations of these standards. In accordance with GAAP, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, we measure and report the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Convertible Debt

We recorded a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. We calculated the fair value of warrants issued with the convertible instruments using the Black-Scholes option pricing model, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, we evaluate the variable conversion features and determine the appropriate accounting treatment as either equity or liability, in accordance with GAAP. We first allocated the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determined the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

We estimated the fair values of our derivative financial instrument using the option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our consolidated operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at December 31, 2010 were fully offset by a valuation allowance.

Results of Operations

Comparison of the Year ended December 31, 2010 and the Year ended December 31, 2009

Net Loss

We incurred a net loss of $11.6 million for the year ended December 31, 2010, as compared to $14.4 million for the year ended December 31, 2009.

The decrease in net loss of $2.8 million resulted primarily from:

•	a $0.7 million decrease in cost of product revenue.

•	a $0.2 million decrease in research and development expenses.

•	a $1.6 million decrease in loss on net change in fair value adjustment.

•	a $1.0 million decrease in general and administrative expenses.

•	a $1.3 million increase in gain on debt extinguishment.

partially offset by:

•	a $1.2 million increase in induced conversion loss.

•	a $0.5 million increase in loss on conversion of debt.

•	a $0.3 million increase in interest expense.

Revenue

Total revenues for the year ended December 31, 2010 were $15,446, a decrease of $0.16 million compared to total revenues of $178,938 for the year ended December 31, 2009. Resulting primarily from scarce operating capital we generated minimal revenues in 2009 and 2010 as we worked to identify and qualify lower cost feedstock alternatives.

Cost of Product Revenue

Cost of product revenue was $1.6 million for the year ended December 31, 2010, a decrease of $0.7 million, compared to $2.3 million for the year ended December 31, 2009. Cost of product revenue is comprised of raw material feedstocks, facility lease, patent and license amortization and depreciation, used in production of $0.3 million in 2010 compared to $0.9 million in 2009, direct facility costs of $0.7 in 2010 compared to $0.8 in 2009, and amortization of the license agreement of $0.6 million in 2010 compared to $0.6 million in 2009.

Research and Development Expenses

Research and development expenses were approximately $0.3 million for the year ended December 31, 2010 compared to $0.5 million for the year ended December 31, 2009. The decrease in research and development expenses in 2010 reflects significantly lower fuel production coupled with the elimination of external collaborations as out research and development efforts were focused internally on the identification and qualification of lower cost feedstocks.

General and Administrative Expenses

General and administrative expenses were $ 8.8 million for the year ended December 31, 2010, compared to $9.8 million in the prior year. The decrease of $1.0 million in 2010 over the prior year was primarily attributable to the following:

Increases in expenses related to:

•	$0.3 million in severance pay to 2 executives that left during the year.

•	$0.1 million for consultants of which the majority relates to a one-time expense for Turnmile associated with the possible Milestone Joint Venture.

•	$0.1 million for recruiting fees associated with the hiring of our new CFO.

•	$0.6 million for legal fees which can be attributed to the 7 financing deals closed during 2010 compared to 3 during 2009. Additionally, the deals were more complicated as time went on.

•	$1.5 million for non cash compensation expense related to restricted stock awards.

Decreases in expenses related to:

•	$0.3 million for lease termination expenses associated with the Lake Mary office lease termination in 2009.

•	$0.2 million bonus payments.

•	$0.3 million for Terminal lease expense as these expenses were part of cost of product revenue for all of 2010.

•	$0.2 million for business travel expenses.

•	$0.1 million for general insurance.

•	$0.1 million for investor relations expenses.

•	$0.1 million for professional expenses.

•	$0.1 million for legal fees – regulatory affairs as a result of the termination of the services provided by Kelley Drye & Warren.

•	$0.5 million for non-cash compensation expenses – warrants.

•	$1.7 million for non-cash compensation expenses.

Interest Expense

Interest expense was $0.8 million for the year ended December 31, 2010 compared to $0.5 million in the prior year. The expenses increased in conjunction with the debt financings we completed in April and November 2010 as the costs associated with those financings are amortized to interest expense over the term of the debt.

(Loss) Gain on Fair Value Adjustment

The gain on net change in fair value of derivative liabilities of $0.1 million for the year ended December 31, 2010, was the result of the change in fair value of the detachable warrants issued to investors in connection with several financings during the year ended December 31, 2009. The warrants issued in conjunction with several financings during the year ended December 31, 2009 are considered derivative liabilities and must be valued at the end of each period. The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2010, we had $0.2 million in cash, compared to $0.2 million at September 30, 2010.

Although we completed a private placement of senior secured convertible notes of $1,000,000 in gross proceeds in the first quarter of 2011, we will need to reduce costs and raise additional financing to continue our operations beyond April 2011. We expect that our available cash and interest income will be sufficient to finance currently planned activities through mid April 2011. Accordingly, we will need to complete a financing by end of April of 2011. We estimate that we will require an additional $5.0 million to fund our operations through 2011. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We have monthly lease obligations under our production facility site lease agreement. We also have incurred costs associated with developing, upgrading and expanding the capacity of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our licensed technology, we also are required to pay $1.0 million per year over the next four years. We will continue incurring costs to test and optimize our fuels, enhance research and development, pay our employees and sustain operations.

We will be unable to continue our operations unless we can obtain additional financing. We likely will seek such funding through public or private financings or some combination of them. Additional funding may not be available to us on acceptable terms, or at all. Even after funding our short term needs, given our ongoing need for capital, we may raise money on an opportunistic basis when the market makes such funding available on acceptable terms.

We have financed our operations to date primarily through the sale of our common and preferred stock and warrants in private placements with accredited investors, sale of convertible notes and registered direct offerings. In February 2010, we raised $1.3 million in gross proceeds from the sale of shares of common stock at a purchase price of $0.69 per share and warrants with an exercise price of $0.90 per share. In April 2010, we raised $700,000 in gross proceeds from the issuance of secured convertible notes and warrants with an exercise price of $0.90 per share. In June2010, we raised $500,000 in gross proceeds from the sale of shares of common stock at a price of $0.45 per share and warrants with an exercise price of $0.60 per share. In August 2010, we raised $1.0 million in gross proceeds from the sale of shares of common stock at a purchase price of $0.20 per share and warrants with an exercise price of $0.30 per share. In September 2010, we raised $462,500 in gross proceeds from the sale of shares of common stock at a purchase price of $0.13 per share and warrants with an exercise price of $0.15 per share. In October 2010, we raised $600,000 in gross proceeds from the sale of shares of common stock at a purchase price of $0.13 per share and warrants with an exercise price of $0.13 per share. In November 2010, we raised $350,000 in gross proceeds from the issuance of convertible notes and $86,000 from the exercise of warrants. In February 2011, we raised $1.0 in gross proceeds from the issuance of senior secured convertible notes and two (2) sets of warrants with exercise prices of $0.10 per share and $0.005 per share.

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

Cash Flows
Net cash used in operating activities was $4.6 million for the year ended December 31, 2010 primarily reflecting our net loss of $11.6 million, partially offset by $2.3 million in non-cash stock-based compensation expense, $1.0 million in non-cash stock based expense for services rendered by consultants, $0.4 million in non-cash amortization expense associated with our license agreement payable, $0.6 million in non-cash amortization expense related to the license, and $1.5 million loss on change in fair value of warrant liability. Net cash used in operating activities was $6.9 million for the year ended December 31, 2009 primarily reflecting our net loss of $14.4 million, partially offset by $3.3 million in non-cash stock-based compensation expense, $0.7 million in non-cash stock based expense for services rendered by consultants, $0.5 million in non-cash amortization expense associated with our license agreement payable, $0.6 million in non-cash amortization expense related to the license and $1.7 million loss on the change in fair value of warrant liability.

Net cash used in investing activities was $0.2 million primarily attributable to plant additions for the year ended December 31, 2010. Net cash used in investing activities was $1.0 million for the year ended December 31, 2009. Net cash used in investing activities in 2009 was attributable to $0.9 million to build out our plant facility, and $0.1 million of patent costs.

Net cash provided by financing activities was $4.4 million for the year ended December 31, 2010. Net cash provided by financing activities in 2010 was attributable to $3.5 million to the issuance of common stock related to public and private offerings, $0.1million to the exercise of warrants, $1.1 million to issuance of convertible notes payable and partially offset by $0.1 to license agreement payable.

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2009, and is attributable to the issuance of common stock related to public and private offerings.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

•	the level of cash flows from product sales;

•
conducting additional testing with utilities, independent power producers or others, including product application testing, to gain market acceptance of our biofuel among customers and equipment manufacturers;

•
maintaining and improving our production facility in Baltimore, Maryland under our site lease agreement with Pennington Partners, LLC or with others to supply our products initially for testing and eventually for the broader biofuels market;

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

•
continuing to pursue favorable tax incentives for our biofuel, particularly efforts to include our biofuel in the $1 per gallon credit afforded biodiesel and to have the benefit of such a change extend beyond the current expiration date of December 31, 2011 and to pursue obtaining EPA approval;

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2010.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the COSO framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers. There are no family relationships between any director or executive officer.

John E. Mack, 63, has served as a Director since February 2007 and has served as the Chairman of the Board since May 2010. Mr. Mack has over 30 years of international banking, financial business management and mergers and acquisitions experience, and has worked closely with investment bankers and external advisors with regard to the sale of international import-finance products to domestic customers. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited of Tokyo, Japan. Prior to joining Shinsei Bank and for more than twenty-five years Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including twelve years as Corporate Treasurer. Mr. Mack is also a member of the Board of Directors of Flowers National Bank, Incapital Holdings LLC, Wilson TurboPower, and is Vice-Chairman and a director of Islandsbanki hf.  Mr. Mack holds an MBA from the University of Virginia and received his bachelor’s degree in economics from Davidson College.

David H. Goebel, Jr., 51, has served as Interim Principal Executive Officer since March 2011.  Mr. Goebel also serves as our Chief Operating Officer and has done so since July 2009, and Vice President of Global Sourcing and Supply Chain from September 2007 through July 2009.  Prior to joining the Company, Mr. Goebel worked at MeadWestvaco, a packaging solutions and products company, as the acting Vice President of Supply Chain/Director of Customer Service. He was responsible for redesigning the corporate order-to-cash processes, strategizing organizational and process changes in capacity planning, demand forecasting, inventory management/ operations, logistics/distribution, and customer service. Additionally, for nearly 20 years, Mr. Goebel worked at ExxonMobil and its predecessor, Mobil Corporation, in many different leadership capacities including manufacturing, engineering, supply chain, operations, marketing, and sales. Mr. Goebel holds a bachelor of science degree in microbiology from University of Minnesota along with graduate studies at both the University of Texas at Dallas and Northeastern University.

Douglas S. Perry, 61, has served as a Director since March 2010.  Mr. Perry is currently, and since 2005 has been, President of Davenport Power LLC, a privately-held developer of geothermal power projects.  Since January 1, 2010, Mr. Perry has been President and Chief Executive Officer of Davenport Newberry Holdings LLC.  From 2003 to 2005, Mr. Perry was a consultant working with start-up companies and projects to develop technology verification and commercialization strategies, improve business operations and obtain funding.  Before that he spent 20 years at Constellation Energy Group, including as President of Constellation Power Development and Vice President and General Counsel for Constellation Holdings, the holding company for various businesses including real estate, financial investments and power plant acquisition, development and operation. Prior to working at Constellation, Mr. Perry held legal positions, including serving as Special Counsel/Attorney with the Securities and Exchange Commission’s Divisions of Corporation Finance and Enforcement.  Mr. Perry holds an engineering degree and an MBA from Duke University and law degrees from Emory University and Georgetown University.

J. Robert Sheppard, Jr., 63, has served as a Director since August 2007. Mr. Sheppard has been the Managing Director of J.R. Sheppard & Company LLC, a consulting firm, since 2002. One of Mr. Sheppard’s current assignments, initiated by the Infrastructure Experts Group, an organization formed under the auspices of the United Nations (“UN”), is to arrange capital markets financing for up to two developing-country infrastructure projects as part of a Demonstration Project financed by the Swiss Agency for Cooperation and Development.  He is also working currently as a consultant to the UHN, as an advisor to an agency of the U.S. Government, and as the financial advisor to a U.S. firm that has developed a new technology for treating fly ash.  In his capacity as Managing Director of J.R. Sheppard & Company LLC, Mr. Sheppard has served as a consultant to The World Bank on projects including advising on structures to mitigate foreign exchange risk for electric power and water projects in developing countries and concerning application of partial risk guarantees in the transport sector and local capital markets financing for infrastructure. He is also an adjunct professor of finance at the University of South Carolina and an instructor in the Global Infrastructure Forum at Stanford University.  Mr. Sheppard holds a JD and an MBA from the University of North Carolina at Chapel Hill. He is a member of the North Carolina Bar and was a member of the Task Force on US Participation in Multilateral Development Banks, as well as the Financing Project Advisory Committee for the North Carolina Alternative Energy Corporation.

Dane R. Saglio, 53, has served as Chief Financial Officer since March 2010.  From December 2008 until joining our company, Mr. Saglio owned and operating his own consulting firm which provided business and management advisory services to emerging private companies in the areas of strategic planning, including exit strategies, transaction evaluation, capital structure, corporate governance, and financial and business operations evaluation. Prior to joining the Company, Mr. Saglio was the Chief Financial Officer of EntreMed, Inc., a publicly traded biotech company.  Mr. Saglio joined EntreMed in April 2000 as Corporate Controller and then served as Chief Financial Offer from February 2003 through December 2008.   Mr. Saglio holds a bachelor of science degree in business administration from the University of Maryland.  Mr. Saglio is also a Certified Public Accountant.

Andrea Festuccia, Ph.D, 39, has served as Chief Technology Officer since April 2006. Currently, Mr. Festuccia is Partner, Technical Director and member of the Board of Directors of IGEAM S.r.l. (since February 2009), a private Italian company with about 100 employees engaged in consulting environmental and safety problems where he has worked since June 1999. Prior to his current position with IGEAM S.r.l., Mr. Festuccia was the Director of the B.U. “Environment and Territory” at IGEAM S.r.l.. Mr. Festuccia was Adjunct Professor of General and Inorganic Chemistry with the University of “La Tuscia” of Viterbo from 1999 to 2000. Mr. Festuccia was a former Technical Director and member of the Board of Directors of 3TI Progetti Italia (from July 2004 to January 2009). Mr. Festuccia is currently an external consultant with the University “La Sapienza” of Rome, a position that he has held since 2001. He also worked as an external expert for the Minister of Foreign Affairs of Italy-Farnesina from 2002-2004 and as Technical Director of Ecosystems S.r.l. from 2002 to present. He is the Chairman of the Board of Directors of OPT SENSOR, a private Italian company dealing with R&D for electronic equipments to measure chemical/physical parameters, a spin-off company of University “La Sapienza” of Rome. He is also the CEO of BART-Biotechnology and Recovery Technologies, a small private Italian company engaged in biotechnology. In October 1996, he received a degree in chemical engineering and subsequently, in 2007, his doctor of philosophy degree in chemical engineering from the University of Rome - “La Sapienza”.

Director Qualifications

The following list of experience, qualifications, attributes or skills of each director contributed to the Nominating Committee’s conclusion that each director is qualified to serve on the Board in light of our business and structure:

Director	Qualifications
John E. Mack
Management experience, including asset/liability management, corporate investments, insurable risk management, corporate governance and shareholder relations due to various positions with Bank of America and predecessor companies, NationsBank Corporation and NCNB Corporation;
Expertise in public company accounting, disclosure and financial system management due to roles as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited

David H. Goebel, Jr.	Experience in supply chain and operations management; Extensive experience in the fuels business sector; Interim Principal Executive Officer and Chief Operating Officer of the Company.

Douglas S. Perry
President of Davenport Power LLC, a privately-held developer of geothermal power projects;
Experience working with start-up companies in the energy industry and projects to develop technology verification and commercialization strategies, improve business operations and obtain funding;
Legal experience, including serving as Special Counsel/Attorney with the Securities and Exchange Commission’s Divisions of Corporation Finance and Enforcement

J. Robert Sheppard, Jr.
Experience in the energy industry and in financing energy-related projects companies due to positions with Bank of America, Nations Banc Capital Markets, Inc. and NationsBank Investment Banking;
Managing Director of J.R. Sheppard & Company, LLC which provides consulting services relating to international infrastructure, capital markets, financing and risk management;
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

All Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2010 were filed on time except for the following:

•	David Goebel, Jr., filed a Form 5 in 2011 to report the grant of restricted common stock in 2010 and the grant of one option in 2009 and two options in 2010.

•	John Mack filed a Form 5 in 2011 to report the 2010 conversion of preferred stock to common stock, and to report the acquisition of common stock issued as a dividend on the preferred stock.

•	Cary Claiborne filed a Form 5 in 2011 to report the grant of restricted common stock in 2010 and the grant of an option in 2010.

•	Miles Mahoney filed a Form 3 one day late and one late Form 4 to report the grant of a stock option.

•	Lee Rosen filed one late Form 4 to report the grant of restricted stock and two stock options.

•	Abraham Jacobi filed one late Form 4 to report the 2010 conversion of preferred stock to common stock, and to report the acquisition of common stock issued as a dividend on the preferred stock.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Lee S. Rosen (3)	2010	86,308	60,000	92,211	17,280	–	91,192	(4)	346,991
Former Chairman of the	2009	156,472	190,000	1,001,475	916,819	–	–		2,272,086
Board	2008	180,000	–	–	–		–		180,000

Cary Claiborne (5)	2010	190,817	60,000	110,024	30791	-	70,000	(4)	461,632
Former President, CEO	2009	211,716	–	262,114	1,109,912	27,405	10,105	(6)	1,621,252
and CFO	2008	225,000	–	44,110	–	75,294	–		344,404

David H. Goebel, Jr. (7)	2010	200,000	4,909	157,981	-				362,890
Interim Principal Executive Officer and Chief Operating Officer	2009	173,230	–	100,321	296,561	32,480	8,062	(6)	610,674

Dane R. Saglio (8)	2010	150,000	-		231,600	-	-		381,600
Chief Financial Officer

Miles F. Mahoney (9)	2010	47,596		110,000	87,054	-	-		244,650
Former President and
CEO

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock and stock option awards granted to our Named Executive Officers. For more information concerning the assumptions used for these calculations, please refer to the notes to the financial statements contained in the 2008, 2009 and 2010 Annual Reports on Form 10-K.

(2)	Represents the performance-based cash bonuses earned by each Named Executive Officer in each respective year.

(3)	Effective July 23, 2009, we entered into an employment agreement with Mr. Rosen. Effective May 7, 2010, Mr. Rosen resigned as the Chairman of the Board.

(4)	Amounts represent severance paid to such Named Executive Officer.

(5)
Mr. Claiborne was appointed as President, Chief Executive Officer and Director on March 16, 2009, and retained his role as Chief Financial Officer until March 2010, when Mr. Saglio was appointed as Chief Financial Officer.  Effective October 8, 2010, Mr. Claiborne resigned as President, Chief Executive Officer, and Director of the Company.

(6)	Amounts represent the “gross-up” amount we paid on behalf of such Named Executive Officer.

(7)	Mr. Goebel was appointed as Chief Operating Officer in July 2009 and Interim Principal Executive Officer in March 2011.

(8)	Mr. Saglio was appointed as Chief Financial Officer on March 29, 2010.

(9)
Mr. Mahoney was appointed as Chief Executive Officer, President, and Director on October 9, 2010.  Effective March 14, 2011, Mr. Mahoney was terminated as Chief Executive Officer, President, and Director of the Company.

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

2010 Performance Goals

For fiscal year 2010, the Compensation Committee adopted performance goals relating to:

Management Team

•	Develop technical process around feedstocks to facilitate positive cash flow sales.

Chairman and Chief Executive Officer

•	Execute on a strategic partnership with one or more strategic partners; and

•	raising sufficient capital to execute our business.

In March 2011, the Compensation Committee reviewed the 2010 performance goals and determined that neither the management team nor the Chairman and Chief Executive Officer met the 2010 performance goals.  Consummation of a strategic partnership transaction was anticipated to be a catalyst for creating organizational value and capital pathways.  Failure to complete this transaction had a negative impact on the Company’s market value and resulted in a series of senior management changes.  As 2010 became a transitional period marked by management changes and financial challenges, the Compensation Committee views the operation failures as a by-product of the financial challenges.  In consideration of the Company’s continued financial struggles, the Committee has determined that there will be no cash bonus award for 2010 performance goals.  The Committee considered the possibility of accelerating previously awarded performance based restricted stock and stock options but deferred any decision to a later date to give it further consideration. Also in consideration of the Company’s capital challenges, that there will be no salary increases but employees will be granted additional stock options as incentive compensation.  See the “Summary Compensation Table” for further information on the non-equity incentive compensation earned in 2010.

Management Equity Compensation Plan

In May 2008, the Compensation Committee approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation, to align employee and shareholder interests by providing opportunities for employees to own our common stock and to motivate and retain key employees with multi-year equity incentives.  The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years.  The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect our results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions.  In 2010, we issued no restricted shares under the Equity Compensation Plan to any employees based on achieving certain 2010 performance targets. Grants are made under the Equity Compensation Plan pursuant to our shareholder approved Omnibus Incentive Plan.

Employment and Separation Agreements

Lee S. Rosen

On July 23, 2009, we entered into an employment agreement with Mr. Rosen to serve as our Chairman of the Board. Under the employment agreement, Mr. Rosen received an initial annual base salary of $198,000, was eligible to earn an annual performance-based cash bonus of up to 50% of his annual salary and a special cash bonus of up to $160,000 for assistance and support in raising equity capital for the Company.  The Compensation Committee awarded $100,000 of the special cash bonus in July 2009, and such amount has been subtracted from any cash compensation payable based on the achievement of 2009 performance goals.  The Compensation Committee awarded the remaining $60,000 of such special cash bonus in February 2010.

In addition, Mr. Rosen’s employment agreement provided for a grant of 932,500 stock options at a price of $1.05, of which 150,000 vested immediately, 104,353 time-based options that vest on each of July 23, 2010 and July 23, 2011, 104,354 time-based options that vest on July 23, 2012 and 469,440 performance-based options that vest equally over three years beginning on December 31, 2009, if certain performance targets for such years are met.  Mr. Rosen’s agreement also provided for the grant of 782,500 shares of restricted stock, of which 260,833 shares vest on each of July 23, 2010 and July 23, 2011 and 260,834 that vest on July 23, 2012.  Of the 932,500 options and 782,500 shares of restricted stock granted under the employment agreement, 521,667 options and 521,667 shares were subject to shareholder approval of additional shares available under the Omnibus Incentive Plan. The additional shares were approved at the Company’s annual shareholders’ meeting on July 8, 2010.

Mr. Rosen resigned as our Chairman of the Board, effective May 7, 2010, and we entered into a separation agreement with Mr. Rosen under which his employment agreement was terminated, which included the following material terms:

•	$95,000 in cash, less standard deductions and withholding;

•
the right to receive an additional $105,000, at the election of Mr. Rosen, in the form of (i) a note issued by the Company with a maturity date of three years from date of issuance and an interest rate equal to the interest rate of a three-year United States Treasury Note plus 2.0% on the date of issuance and other customary terms and conditions; or (ii) a number of shares of the Company’s common stock equal to the amount of the cash election divided by the closing price of the Company’s common stock on the NASDAQ Capital Market on the election date.  Mr. Rosen elected to receive stock on May 17, 2010;

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

Cary J. Claiborne

Effective December 1, 2007, we entered into an employment agreement with Cary J. Claiborne to serve as our Chief Financial Officer. This agreement was similar to employment agreements other senior executive officers. Under the employment agreement, Mr. Claiborne received an initial salary of $18,750 per month and options to purchase 750,000 shares of our common stock at an exercise price of $4.00 per share, the fair market value of the our common stock on the grant date of December 1, 2007, and shares of restricted common stock in the amount of $75,000. The stock options consisted of 300,000 time based options and 450,000 performance based options. The stock options and the restricted stock vested incrementally through 2010. The options expire on December 1, 2017. The agreement included other customary terms.

Mr. Claiborne’s employment agreement provided that his employment may be terminated by the company upon death, disability, for “cause,” and “without cause” and that he can resign from us with or without good reason or retire.

Mr. Claiborne resigned as our President and Chief Executive Officer and Director effective October 9, 2010, and we entered into a separation agreement with Mr. Claiborne under which his employment agreement was terminated, which included the following material terms:

•	$70,000 in cash, less standard deductions and withholding;

•	within 21 calendar days after the separation date, the Company was required to file an S-8 Registration Statement to register all shares and options granted under the Company’s Omnibus Incentive Plan;

•	a grant of 1,500,000 shares of common stock , which was registered under the aforementioned S-8 Registration Statement;

•
accelerated vesting on certain time-based stock options and stock grants dated December 1, 2007, and April 9, 2009, consisting of (1) options to purchase 65,000 shares of the Company’s common stock; and (2) 300,000 shares of the Company’s common stock respectively;

•
accelerated vesting on certain performance-based stock options and stock grants dated December 1, 2007, and April 9, 2009, consisting of (1) options to purchase 125,000 shares of the Company’s common stock; and (2) 307,604 shares of the Company’s common stock respectively;

•	accelerated vesting on a certain previously granted three-year restricted stock grants, consisting of 251,715 shares of the Company’s common stock;

•	reimbursement for up to $12,000 in documented outplacement services;

•	18 months of reimbursement for COBRA premiums in order to provide health and life insurance benefits at least equal to those provided at the time of separation; and

•	Entering into a consulting agreement with the Company to provide advisory and other transition services.

Andrea Festuccia

On September 19, 2006, we entered into an amended and restated employment agreement with Dr. Festuccia to serve as the Chief Technology Officer for a term expiring on April 1, 2009, which is automatically extended for additional one-year terms unless notice of termination is given at least ninety (90) days prior to the end of the term by either Dr. Festuccia or us.

The employment agreement with Dr. Festuccia provides that he will initially receive a fixed base salary at an annual rate of $150,000 and customary employee benefits. Dr. Festuccia’s employment agreement also provides that if the board of directors establishes an incentive compensation plan or a bonus plan, he will be eligible to participate in such incentive compensation plan and bonus plan. Dr. Festuccia’s agreement provides for a grant of 500,000 stock options at a price of $1.50 per share, of which 100,000 vest immediately and the balance vest, in two annual installments.

The employment agreement for Dr. Festuccia provides that his employment may be terminated by us upon death, disability, for “cause,” and “without cause” and that such executive can resign from with or without good reason or retire. Upon his death, his employment would automatically terminate and (i) any unvested equity compensation granted to such executive shall immediately vest and any vested options may be exercised on or before the earlier of (A) the expiration date of such options and (B) twelve months after such executive’s death (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) the executive’s legal representatives shall receive (A) such executive’s compensation that is earned but unpaid and (B) any other amounts or benefits owing to such executive under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”). If Dr. Festuccia’s employment is terminated without cause, because he becomes disabled or if he resigns for good reason, then he would receive (i) his base salary for the time period that is remaining under his employment agreement or six months, whichever amount is less; (ii) his Equity Compensation; and (iii) such executive’s Accrued Amounts. If Dr. Festuccia is terminated by us for “cause,” resigns without good reason or retires, then he shall receive the Accrued Amounts.

Each employment agreement requires the executive to adhere to our policy that (a) prohibits an executive from disclosing confidential information regarding us, and (b) confirms that all intellectual property developed by an executive and relating to our business constitutes the sole and exclusive property of us.

David H. Goebel, Jr.

Effective October 9, 2010, we entered into a thirty (30) month employment agreement with David H. Goebel, Jr. our, Chief Operating Officer, who has since been promoted to our Interim Principal Executive Officer, and has also retained his title of Chief Operating Officer. The employment agreement automatically renews for consecutive one (1) year periods unless either party gives notice of non-renewal ninety (90) days prior to the expiration of the then current term. This agreement is similar to employment agreements with other senior executive officers.  Under the employment agreement, Mr. Goebel will receive a base salary of $200,000 and time-based and performance-based options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.91 per share.  The stock options vest incrementally through 2012. The options expire ten years from the date of issuance, unless sooner exercised. Under the employment agreement, Mr. Goebel is also eligible for an annual performance-based restricted stock grant of up to 75% of his annual salary, which vest in annual equal tranches over a three year period.  The employment agreement provides for participation in our executive bonus plan, with a maximum eligible bonus of 50% of base salary, subject to achieving certain performance targets.

Mr. Goebel’s employment agreement provides that his employment may be terminated by the company upon death, disability, for “cause,” and “without cause” and that he can resign from us with or without good reason or retire. Upon Mr. Goebel’s death, his employment will automatically terminate and (i) any vested options may be exercised on or before the expiration date of such options (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) his legal representatives shall receive (A) his compensation that is earned but unpaid and (B) any other amounts or benefits owing to him under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”).

If Mr. Goebel’s employment is terminated without cause or by Mr. Goebel for good reason, then he shall receive (i) an amount equal to the sum of (a) his annual salary in effect as of his termination date, and (b) the average of the two (2) highest annual cash bonuses earned by Mr. Goebel for the three (3) prior years; (ii) his Equity Compensation, including all unvested time vesting options and the next unvested tranche of performance vesting options; and (iii) his Accrued Amounts.  My Goebel shall also be entitled to reimbursement for COBRA premiums for a period of eighteen (18) months following the termination date.

If Mr. Goebel’s employment is terminated because he is disabled, then he shall receive (i) his base salary, for the time period that is remaining under his employment agreement or six months, whichever amount is less; (ii) his Equity Compensation, including the next unvested tranche of performance vesting options; and (iii) his Accrued Amounts. If Mr. Goebel’s employment is terminated by the company for “cause,” then he shall receive the Accrued Amounts and may exercise his vested options for a period of thirty days. If Mr. Goebel resigns without good reason or retires then he shall receive the Accrued Amounts.

Mr. Goebel’s employment agreement also provide that in the event that a “Change of Control” (as defined in the agreement) of the company shall occur during the term of his employment agreement, and within 12 months thereafter his employment is terminated without cause or by him for good reason, then (1) his severance compensation will be as set forth above for termination without cause or by him for good reason, as the case may be, and (2) all his unvested time vesting options and performance vesting options will vest and remain exercisable for the balance of the option term.

Dane R. Saglio

Effective March 29, 2010, we entered into a three (3) year employment agreement with Dane R. Saglio to serve as our Chief Financial Officer. The employment agreement automatically renews for consecutive one (1) year periods unless either party gives notice of non-renewal ninety (90) days prior to the expiration of the then current term. This agreement is similar to employment agreements with other senior executive officers. Under the employment agreement, Mr. Saglio receives an initial annual salary of $200,000 and time-based and performance-based options to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.73 per share.  The stock options will vest incrementally through 2012. The options expire in ten (10) years, unless sooner exercised. Under the employment agreement, Mr. Saglio is also eligible for an annual performance-based restricted stock grant of up to 75% of his annual salary, which vest in annual equal tranches over a three (3) year period.  The employment agreement provides for participation in our executive bonus plan, with a maximum eligible bonus of 50% of base salary, subject to achieving certain performance targets.

Mr. Saglio’s employment agreement provides that his employment may be terminated by the Company upon his death or disability, for “cause,” or “without cause” and that he can resign from us with or without good reason or retire. Upon Mr. Saglio’s death, his employment would automatically terminate and (i) any vested options may be exercised on or before the expiration date of such options (payments made under this subsection (i) are referred to as “Equity Compensation”); and (ii) his legal representatives shall receive (A) his compensation that is earned but unpaid and (B) any other amounts or benefits owing to him under an employee benefit plan, long term incentive plan or equity plan (payments made under this subsection (ii) are collectively referred to as, the “Accrued Amounts”).

If Mr. Saglio’s employment is terminated without cause or by Mr. Saglio for good reason, then he shall receive (i) an amount equal to the sum of (a) his annual salary in effect as of his termination date, and (b) the average of the two (2) highest annual cash bonuses earned by Mr. Saglio for the three (3) prior years; (ii) his Equity Compensation, including all unvested time vesting options and the next unvested tranche of performance vesting options; and (iii) his Accrued Amounts.  My Saglio shall also be entitled to reimbursement for COBRA premiums for a period of eighteen (18) months following the termination date.

If Mr. Saglio’s employment is terminated because he is disabled, then he shall receive (i) his base salary, for the time period that is remaining under his employment agreement or six months, whichever amount is less; (ii) his Equity Compensation, including the next unvested tranche of performance vesting options; and (iii) his Accrued Amounts. If Mr. Saglio’s employment is terminated by the company for “cause,” then he shall receive the Accrued Amounts and may exercise his vested options for a period of thirty days. If Mr. Saglio resigns without good reason or retires then he shall receive the Accrued Amounts.

Mr. Saglio’s employment agreement also provides that in the event that a “Change of Control” (as defined in the agreement) of the company shall occur during the term of his employment agreement, and within 12 months thereafter his employment is terminated without cause or by him for good reason, then (1) his severance compensation will be as set forth above for termination without cause or by him for good reason, as the case may be, and (2) all his unvested time vesting options and performance vesting options will vest and remain exercisable for the balance of the option term.

Outstanding Equity Awards At Fiscal Year-End Table

The following table sets forth certain information with respect to all outstanding option awards and stock awards held by each of our named executive officers at December 31, 2010.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Lee S. Rosen	1,500,000	–		1.50	9/15/2016
Former Chairman of the Board	499,363	–		1.05	7/22/2019
	22,500	–		0.90	3/17/2019
	36,303	–		0.63	5/06/2020

Cary J. Claiborne (3)	622,600	–		4.00	11/30/2017
Former President, Chief	793,286	–		1.25	5/26/2019
Executive Officer, and	30,672	–		0.90	3/17/2019
Chief Financial Officer	64,682	–		0.63	5/06/2020

David H. Goebel, Jr.	206,664	–		6.00	9/16/2017	250,152	15,009
Chief Operating Officer	24,509	–		0.90	3/17/2019
	127,840	140,000	(4)	0.91	9/8/2019

Dane R. Saglio	160,000	240,000	(5)	0.73	3/28/2020
Chief Financial Officer

Miles F. Mahoney	500,000	500,000	(6)	0.11	10/08/2020	500,000	30,000
Former President and CEO

(1)
Of the 250,152 shares of unvested restricted stock owned by Mr. Goebel, 1,275 vest on May 12, 2011; 32,465 vest equally in two installments on April 09, 2011 and April 09 2012 and 216,412 vest equally in three installments on March 6, 2011, March 6, 2012 and March 6, 2013.

The 500,000 shares of unvested stock owned by Mr. Mahoney would of vested on October 9, 2011, however the shares were forfeited on March 14, 2011 as a result of his termination.

(2)	Market value based on $0.06, the closing price of our common stock on the OTCQB on December 31, 2010.

(3)
Mr. Gillespie resigned as President, Chief Executive Officer and Director, effective March 16, 2009.  The Board of Directors has appointed Mr. Claiborne as President, Chief Executive Officer and Director and he has retained his role as Chief Financial Officer.

(4)
The 140,000 options to purchase common stock are comprised of 80,000 time-based options which vest in two equal installments on September 9, 2011 and September 9, 2012, and 60,000 performance-based options which vest on December 31, 2011, contingent upon the achievement of certain performance targets.

(5)
Of the 240,000 options to purchase common stock, 120,000 are time-based options and 120,000 are   performance based options.  The time based options vest in three equal installments on each March 29, 2011, March 29, 2012 and March 29, 2013. The performance based options vest upon the achievement of certain performance targets determined at the end of December 31, 2011 and December 31, 2012.

(6)
The 500,000 options to purchase common stock are all comprised of time-based options which would have all vested on October 9, 2011, however the shares were forfeited on March 14, 2011 as a result of his termination.

Director Compensation

We pay our directors for their attendance and participation at board and committee meetings.  We pay cash compensation to the non-executive directors according to the following schedule. In addition, we reimburse our directors for their out-of-pocket expenses.

Description	Compensation
Annual retainer for board membership	$20,000
Annual retainer for committee membership (retainer paid for each committee membership held)	$3,000
Annual retainer for serving as committee chairman (other than Audit) 1 (retainer paid for each chair position held)	$5,000
Annual retainer for Audit Committee chairman 1	$10,000
Meeting fee for board and committee meeting attendance (including in person and telephonic meetings but not board consents)	$1,000 per meeting

(1)	Directors who are paid a committee chair retainer are not also paid a committee membership retainer.

The following table summarizes the compensation earned by our non-executive directors for their service as members of the Board of Directors during 2010.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
John E. Mack	67,000	-	67,000
J. Robert Sheppard, Jr.	65,000	-	65,000
Douglas S. Perry	55,167	-	55,167

(1)	Includes annual retainers for board and committee membership earned or paid during fiscal year 2010.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plan in effect as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,439,734	(1)	$1.34	1,356,256

Equity compensation plans not approved by security holders	4,742,700	(2)	$2.77	N/A

Total	10,157,418		$2.01	1,356,256

(1)
Consists of, as of December 31, 2010: (i) an aggregate of 2,759,156 presently exercisable and 913,333 presently unexercisable options issued to our named executive officers and directors under individual written option agreements, (ii) an aggregate of 1,109,745 presently exercisable and 347,500 presently unexercisable options issued to our employees under individual written option agreements, and (iii) an aggregate of 110,000 presently exercisable and 200,000 presently unexercisable non-employee options issued to consultants of the Company.

(2)
Consists of, as of December 31, 2010: (i) an aggregate of 3,987,035 presently exercisable and 0 presently unexercisable options issued to our named executive officers and directors under individual written employment and/or option agreements, (ii), an aggregate of 674,665 presently exercisable and 0 presently unexercisable employee options issued to our employees under individual written option agreements and (iii) an aggregate of 81,000 presently exercisable and 0 presently unexercisable non-employee  options issued to consultants of the Company.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 31, 2011 by:

·	Each of our directors;

·	Each of our named executive officers;

·	All of our directors and executive officers as a group; and

·	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 93,075,564 shares of our common stock outstanding as of March 31, 2011. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to Preferred Stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after March 31, 2011, are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Security Ownership of Management and Directors:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	Lee S. Rosen	3,124,479	(2)	3.3
Common Stock	Cary J. Claiborne	3,451,377	(3)	3.6
Common Stock	David H. Goebel, Jr.	672,446	(4)	**
Common Stock	John E. Mack	261,051	(5)	**
Common Stock	Miles F. Mahoney	1,000,000	(6)	1.1
Common Stock	Dane R. Saglio	160,000	(7)	**
Common Stock	Douglas S. Perry	-		**
Common Stock	J. Robert Sheppard, Jr.	250,000	(8)	**
Common Stock	Directors and executive officers as a group (8 people)	10,052,536		10.2

Other Shareholders:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	2020 Energy, LLC Abraham Jacobi 2600 N. Central Avenue Phoenix, Arizona 85004	9,542,904	(9)	10.0

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 31, 2011, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)
Consists of: a) 1,060,063 shares of common stock as to which Mr. Rosen has sole voting and investment power, b) 6,250 shares common stock issuable upon the exercise of 6,250 warrants and c) 2,058,166 shares issuable pursuant to options exercisable within 60 days of March 31, 2011.

(3)
Consists of: a) 1,924,318 shares of common stock as to which Mr. Claiborne has sole voting and investment power, b) 17,000 shares of common stock issuable upon the conversion of 510 shares of Series B Preferred Stock, c) 4,250 shares common stock issuable upon the exercise of 4,250 warrants, d) 4,513 shares of common stock from accrued but unissued dividends on Series B Preferred Stock as to which Mr. Claiborne has sole voting and investment power and e) 1,501,296 shares issuable pursuant to options exercisable within 60 days of March 31, 2011.

(4)
Consists of: a) 43,287 shares of common stock as to which Mr. Goebel has sole voting and investment power, b) 250,152 shares of unvested restricted stock as to which Mr. Goebel has sole voting power, and c) 379,007shares issuable pursuant to options exercisable within 60 days of March 31, 2010.

(5)
Consists of: a) 7,926 shares of common stock as to which Mr. Mack has sole voting and investment power , b) 3,125 shares of common stock issuable upon the exercise of 3,125 warrants and c) 250,000 shares issuable pursuant to options exercisable within 60 days of  March 31, 2011.

(6)
Consists of: a) 500,000 shares of common stock as to which Mr. Mahoney has sole voting and investment power and b) 500,000 shares issuable pursuant to options exercisable within 60 days of March 31, 2011.

(7)	Consists of: 160,000 shares issuable pursuant to options exercisable within 60 days of March 31, 2011.

(8)	Consists of: 250,000 shares issuable pursuant to options exercisable within 60 days of March 31, 2011.

(9)
2020 Energy LLC is the record owner of 9,501,300 shares of our common stock, including 7,301,300 shares of common stock and 2,200,000 shares of common stock issuable upon the exercise of 2,200,000 warrants.  As the sole member, Abraham Jacobi has sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the securities.  Mr. Jacobi is also the record owner of 41,604 shares of common stock as to which Mr. Jacobi has sole voting and investment power. Mr. Jacobi has partnered with Mr. Petrucci to form PTJ Bioenergy Holdings, Ltd., an entity that is the licensor (by assignment from Mr. Petrucci) under our Exclusive License Agreement for our biofuel technology.

** Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2010 in which we or our subsidiaries were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest, other than the following:

In connection with the resignation of David Gillespie as President, Chief Executive Officer and a Director in March 2009, all the independent directors and Mr. Rosen unanimously approved a separation agreement with Mr. Gillespie that included the following material terms:

·
we paid Mr. Gillespie $50,000 in cash upon execution of the separation agreement (after the expiration of any required waiting periods) and an additional $50,000 in cash after raising $1.5 million in additional financing, in lieu of certain other cash amounts that may have been owed to Mr. Gillespie;

·	we issued Mr. Gillespie 100,000 shares of restricted common stock;
·	we deemed 67% of Mr. Gillespie’s 400,000 performance-based options for 2008 to be vested (which reflects the percentage of the 2008 Performance Goals met by all employees); and
·	both parties signed certain customary releases.

In March 2009, the Board of Directors unanimously approved an investment by our largest shareholder, 2020 Energy, LLC (“2020 Energy”), on the same terms offered to other investors in our March 2009 private placement of common stock and warrants.  In this private placement, 2020 Energy invested $1,600,000 to purchase 2,000,000 shares of our common stock at a price of $0.80 per share and warrants, exercisable after six months, to purchase 2,000,000 shares at an exercise price of $0.90 per share. Before this investment, 2020 Energy had purchased 5,301,300 shares of our common stock from Global Energy Holdings Group, Inc. (formerly Xethanol Corporation).  2020 Energy now owns 9,501,300 shares of our common stock, including 2,200,000 shares issuable upon the exercise of 2,200,000 warrants, representing approximately 10% of our outstanding shares as of March 31, 2011. Abraham Jacobi, the sole member of 2020 Energy, has partnered with Ferdinando Petrucci, the inventor of our proprietary biofuel technology, to form PTJ Bioenergy Holdings, the licensor (by assignment from Mr. Petrucci) of our technology. Mr. Petrucci owns approximately 2.1% of our outstanding common stock, as of March 31, 2011.

In connection with the resignation of Lee Rosen as Chairman of the Board in May 2010, all the independent directors unanimously approved a separation agreement with Mr. Rosen that included the following material terms:

•	$95,000 in cash, less standard deductions and withholding;

•
the right to receive an additional $105,000, at the election of Mr. Rosen, in the form of (i) a note issued by the Company with a maturity date of three years from date of issuance and an interest rate equal to the interest rate of a three-year United States Treasury Note plus 2.0% on the date of issuance and other customary terms and conditions; or (ii) a number of shares of the Company’s common stock equal to the amount of the cash election divided by the closing price of the Company’s common stock on the NASDAQ Capital Market on the election date.  Mr. Rosen elected to receive stock on May 17, 2010;

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

•	18 months of reimbursement for COBRA premiums in order to provide health and life insurance benefits at least equal to those provided at the time of separation.

In connection with the resignation of Cary Claiborne as President, Chief Executive Officer and a Director in October 2010, all the independent directors unanimously approved a separation agreement with Mr. Claiborne that included the following material terms:

•	$70,000 in cash, less standard deductions and withholding;

•	within 21 calendar days after the separation date, the Company was required to file an S-8 Registration Statement to register all shares and options granted under the Company’s Omnibus Incentive Plan;
•	a grant of 1,500,000 shares of common stock , which was registered under the aforementioned S-8 Registration Statement;

•
accelerated vesting on certain time-based stock options and stock grants dated December 1, 2007, and April 9, 2009, consisting of (1) options to purchase 65,000 shares of the Company’s common stock; and (2) 300,000 shares of the Company’s common stock respectively;

•
accelerated vesting on certain performance-based stock options and stock grants dated December 1, 2007, and April 9, 2009, consisting of (1) options to purchase 125,000 shares of the Company’s common stock; and (2) 307,604 shares of the Company’s common stock respectively;

•	accelerated vesting on a certain previously granted three-year restricted stock grants, consisting of 251,715 shares of the Company’s common stock;

•	reimbursement for up to $12,000 in documented outplacement services;

•	18 months of reimbursement for COBRA premiums in order to provide health and life insurance benefits at least equal to those provided at the time of separation; and
•	Entering into a consulting agreement with the Company to provide advisory and other transition services.

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

Independence Of The Board Of Directors

Our common stock is listed on the OTCQB.  While the OTCQB does not require any governance standard with respect to independence of directors, we sill try to follow NASDAQ listing standards, which  require a majority of our Board of Directors to be “independent.” For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. In addition, the NASDAQ rules specify certain relationships between a director, or an immediate family member of a director, and the company which would preclude the Board from determining a director to be independent.   Applying the NASDAQ corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that all of our directors presently in office are independent, except for our Interim Principal Executive Officer and Chief Operating Officer David H. Goebel, Jr.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2010, and 2009, we were billed or expect to be billed by Reznick Group, P.C., our independent registered public accounting firm, the following fees:

	2010	2009
Audit Fees (1)	$169,000	$235,775
Audit-Related Fees (2)	-	95,092
Tax Fees (3)	15,000	24,194
All Other Fees (4)	-	13,525
Total	$184,000	$368,586

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

In connection with the audits of our financial statements for the years ended December 31, 2010 and 2009, there were no disagreements with Reznick Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused either firm to report the disagreement if it had not been resolved to their satisfaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Generation Biofuels Holdings, Inc

By:	/s/ David H. Goebel, Jr.
Interim Principal Executive Officer and Chief Operating Officer

Date: April 15, 2011

Power of Attorney

Know all men by these presents, that each person whose signature appears below constitutes and appoints Dane R. Saglio as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David H. Goebel, Jr.	Interim Principal Executive Officer, Chief Operating Officer and Director	April 15, 2011
David H. Goebel	(Principal Executive Officer)

/s/ Dane R. Saglio	Chief Financial Officer	April 15, 2011
Dane R. Saglio	(Principal Financial Officer)

/s/ John E. Mack	Chairman of the Board	April 15, 2011
John E. Mack

/s/ Douglas S. Perry	Director	April 15, 2011
Douglas S. Perry

/s/ James R. Sheppard, Jr.	Director	April 15, 2011
James R. Sheppard, Jr.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement of Merger and Plan of Reorganization dated October 17, 2006 (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed October 18, 2006).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 31, 2008).

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation relating to our Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 31, 2008).

3.3†	Articles of Amendment to the Articles of Incorporation dated March 3, 2011.

3.4	Amended and Restated Bylaws dated March 5, 2008 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed March 31, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 26, 2006).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed March 31, 2008).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed March 31, 2008).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2008).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 4, 2009).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 4, 2009).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 23, 2009).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 23, 2009).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 11, 2009).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 11, 2009).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 3, 2010).

4.12	Form of Secured Convertible Promissory Note and Security Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 6, 2010).

4.13	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 6, 2010).

4.14	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 14, 2010).

4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 17, 2010).

4.16	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 24, 2010).

4.17	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 6, 2010).

4.18	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 2, 2010).

4.19	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 7, 2011).

4.20	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed February 7, 2011).

4.21	Form of Class B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed February 7, 2011).

4.22	Form of Preferred Stock Offering Warrant (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form10QSB filed May 15, 2007).

10.1
Exclusive License Agreement dated as of March 20, 2006 between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2006, portions of which have been omitted pursuant to a request for confidential treatment).

10.2
Extension of License Agreement dated September 11, 2006, to the Exclusive License Agreement between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 26, 2006).

10.3
Letter Agreement dated December 13, 2006, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2006).

10.4
Amendment #3 dated November 3, 2007, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed November 14, 2007).

10.5
Amendment #4 dated November 9, 2007, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB filed November 14, 2007).

10.6
Amendment #5 dated February 20, 2008, to the Exclusive License Agreement dated  March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 25, 2008).

10.7
Amendment #6 dated March 25, 2008, to the Exclusive License Agreement dated March 20, 2006, as amended, between H2Diesel, Inc. and Ferdinando Petrucci (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed March 31, 2008).

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

10.10
Amendment #8 dated February 18, 2010, to the Exclusive License Agreement, dated March 20, 2006, as amended, between New Generation Biofuels, Inc. (formerly H2Diesel, Inc.) and Ferdinando Petrucci (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2010).

10.11*	Omnibus Incentive Plan adopted November 14, 2007 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2008).

10.12	Form of Director Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed March 31, 2008).

10.13	Amended Form of Non-Qualified Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed March 31, 2009).

10.14	Amended Form of Incentive Stock Option Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed March 31, 2009).

10.15	Amended Form of Restricted Stock Agreement under Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed March 31, 2009).

10.16*	Employment Agreement dated as of October 18, 2006, between David A. Gillespie and H2Diesel, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 26, 2006).

10.17*	Employment Agreement dated as of July 23, 2009, between Lee S. Rosen and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 29, 2009).

10.18*	Separation Agreement dated March 23, 2009, between the David A. Gillespie and the Company (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed March 31, 2009).

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

10.22
Form of Registration Rights Agreement in connection with Private Placement of Common Stock in February 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 2, 2010).

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

10.26
Option Agreement dated December 19, 2008, between Cary J. Claiborne and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.30 to the amended Annual Report on Form 10-K/A filed July 25, 2008).

10.27	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007).

10.28	Option Agreement dated April 24, 2007, between Kim Johnson and H2Diesel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 15, 2007).

10.29
Agreement of Lease dated September 12, 2008, by and between Pennington Partners, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2008).

10.30
Terminating Services Agreement dated September 12, 2008, by and between Atlantic Terminalling, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 18, 2008, portions of which have been omitted pursuant to a request for confidential treatment).

10.31
Lease Termination Agreement dated August 28, 2009, by and between Central Florida Educators’ Federal Credit Union and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2009).

10.32*	Employment Agreement dated March 29, 2010, between Dane R. Saglio and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 2, 2010).

10.33	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2010).

10.34	Reimbursement Agreement dated April 30, 2010, by and between 2020 Energy, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 6, 2010).

10.35*	Separation Agreement dated May 7, 2010, by and between Lee S. Rosen and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 13, 2010).

10.36	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2010).

10.37	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 17, 2010).

10.38
Amendment to Agreement of Lease dated August 27, 2010, by and between Pennington Partners, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 2, 2010).

10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 24, 2010).

10.40
Order Approving Stipulation for Settlement of Claim dated September 27, 2010, entered by the Superior Court of the State of California (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 28, 2010).

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 6, 2010).

10.42*	Separation Agreement dated October 8, 2010, by and between Cary J. Claiborne and the Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report filed November 22, 2010).

10.43*	Employment Agreement dated October 9, 2010, by and between Miles F. Mahoney and the Company (incorporated by reference to Exhibit 10.6 to the Quarterly Report filed November 22, 2010).

10.44*	Employment Agreement dated October 9, 2010, by and between David H. Goebel, Jr. and the Company (incorporated by reference to Exhibit 10.7 to the Quarterly Report filed November 22, 2010).

10.45*	Amendment to Separation Agreement dated October 19, 2010, by and between Cary J. Claiborne and the Company (incorporated by reference to Exhibit 10.8 to the Quarterly Report filed November 22, 2010).

10.46	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 23, 2009).

10.47	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009).

10.48	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2010).

10.49	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2011).

10.50	Form of Security Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2011).

14.1	Code of Business Conduct and Ethics adopted November 13, 2007 (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 31, 2008).

21.1†	Subsidiaries of the Company

23.1†	Consent of Reznick Group, P.C.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).

32.1†	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (includes both Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

New Generation Biofuels Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Generation Biofuels Holdings, Inc.

We have audited the accompanying consolidated balance sheets of New Generation Biofuels Holdings, Inc. (a Florida Corporation) and subsidiaries (collectively “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Biofuels Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has experienced negative cash flows from operations since inception and is dependent upon future financing in order to meet its planned operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ REZNICK GROUP, P.C.

Vienna, Virginia
April 15, 2011

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$149,909	$567,647
Restricted cash	14,706	-
Accounts receivable	-	63,900
Other receivables	9,095	41,406
Inventories	-	11,708
Debt issuance costs, net	25,000	-
Prepaid expenses and other current assets	904,254	237,635
Total current assets	1,102,964	922,296

Property, plant and equipment, net	1,189,620	1,120,911
License agreement, net	5,034,545	5,650,988
Other assets, net	370,906	346,073
Total assets	$7,698,035	$8,040,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,647,449	$1,472,519
Loan payable	-	50,000
Convertible notes payable
(net of unamortized debt discount of $11,141 and $-)	518,859	-
License agreement payable, current portion
(net of unamortized debt discount of $291,844 and $375,467)	708,156	624,533
Accrued dividends on preferred stock	1,083,666	1,078,003
Derivative liabilities	12,692	110,874
Total current liabilities	3,970,822	3,335,929

License agreement payable
(net of unamortized debt discount of $331,995 and $622,274)	2,668,005	3,377,726
Deferred rent	149,069	324,409
Total liabilities	6,787,896	7,038,064

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009	-	-
Series A Cumulative Convertible Preferred Stock; $0.001 par value; $100.00 stated value; 300,000 shares authorized, 0 and 18,400 shares issued and outstanding as of December 31, 2010 and 2009, respectively; aggregate liquidation preference of $-	-	710,970
Series B Cumulative Convertible Preferred Stock; $0.001 par value; $100.00 stated value; 250,000 shares authorized, 45,785 shares issued and outstanding as of December 31, 2010 and 2009, respectively; aggregate liquidation preference of $5,662,200	3,094,872	3,094,872
Common stock; $0.001 par value; 100,000,000 shares authorized; 82,083,896 and 31,711,578 shares issued and outstanding as of December 31, 2010 and 2009, respectively	82,083	31,712
Additional paid-in-capital	60,380,709	47,593,489
Accumulated deficit	(62,647,525)	(50,428,839)
Total stockholders’ equity	910,139	1,002,204
Total liabilities and stockholders’ equity	$7,698,035	$8,040,268

The accompanying notes are an integral part of these consolidated financial statements.

 NEW GENERATION BIOFUEL HOLDINGS, INC.
Consolidated Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues:
Product	$6,351	$137,532
Alternative fuel tax credit	9,095	41,406
Total revenue	15,446	178,938
Operating expenses:
Cost of product revenue (including depreciation and amortization of $722,432 and $685,806, respectively)	1,604,961	2,311,576
Research and development	340,559	475,013
General and administrative	8,791,536	9,751,064
Total operating expenses	10,737,056	12,537,653

Loss from operations	(10,721,610)	(12,358,715)
Other income and (expenses):
Interest income	676	3,458
Interest expense	(790,342)	(537,661)
Gain on extinguishment of trade payables, net	1,330,895	-
Gain on extinguishment of loan payable	50,000	-
Loss on extinguishment of convertible debt	(33,949)	-
Induced conversion loss	(1,198,090)	-
Loss on conversion of debt	(475,347)	-
Gain on extinguishment of license agreement payable	154,000	241,500
Gain (loss) on net change in fair value of derivative liabilities	82,800	(1,745,383)
Total other income (expenses), net	(879,357)	(2,038,086)

Net loss	(11,600,967)	(14,396,801)

Deemed dividend as a result of warrant modification	(123,722)	-
Dividends to preferred stockholders	(493,997)	(4,691,379)

Net loss attributable to common stockholders	$(12,218,686)	$(19,088,180)

Basic and diluted net loss per share	$(0.26)	$(0.73)

Weighted average number of shares outstanding	46,454,471	26,236,636)

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock			Preferred Stock Series A		Preferred Stock Series B			Additional Paid-In-	Accumulated
	Shares	Amount		Shares	Amount	Shares		Amount	Capital	Deficit	Total

Balance at January 1, 2009	19,299,168	$19,299		26,400	$1,020,087	72,126		$5,023,429	$27,085,623	$(31,340,659)	$1,807,779

Issuance of stock options and restricted stock to employees	1,208,325	1,209		-	-	-		-	3,292,109	-	3,293,318
Issuance of stock options to non-employees	-	-		-	-	-		-	35,684	-	35,684
Issuance of warrants to non-employees for prepaid consulting services	-	-		-	-	-		-	595,763	-	595,763
Issuance of warrants for payment of accounts payable and accrued expenses	-	-		-	-	-		-	99,732	-	99,732
Issuance of common stock for payment of accounts payable and accrued expenses	25,000	25		-	-	-		-	24,975	-	25,000
Issuance of restricted stock to non-employees for prepaid consulting services	155,000	155		-	-	-		-	137,745	-	137,900
Issuance of common stock for settlement of license agreement payable	925,000	925		-	-	-		-	757,575	-	758,500
Proceeds from the issuance of common stock and warrants, net of offering costs	8,928,131	8,928		-	-	-		-	7,054,411	-	7,063,339
Accrued preferred stock dividends converted into shares of common stock	113,330	113		-	-	-		-	373,472	-	373,585
Conversion of preferred stock into common stock	1,057,624	1,058		(8,000)	(309,117)	(26,341)		(1,928,557)	2,236,616	-	-
Warrant liability associated with issuance of common stock	-	-		-	-	-		-	(2,163,943)	-	(2,163,943)
Warrant liability associated with issuance of common stock	-	-		-	-	-		-	(50,428)	-	(50,428)
Anti-dilution obligation associated with issuance of common stock	-	-		-	-	-		-	(102,500)	-	(102,500)
Reclassification of warrant liability associated with anti-dilution triggering event on Series B preferred stock	-	-		-	-	-		-	158,451	-	158,451
Reclassification of warrant liability in connection with waiver of anti-dilution provision	-	-		-	-	-		-	4,053,043	-	4,053,043
Deemed dividend associated with beneficial conversion feature on Series B preferred stock	-	-		-	-	-		-	4,005,161	(4,005,161)	-
Preferred stock dividends	-	-		-	-	-		-	-	(686,218)	(686,218)
Net loss	-	-		-	-	-		-	-	(14,396,801)	(14,396,801)

Balance at December 31, 2009	31,711,578	$31,712		18,400	$710,970	45,785		$3,094,872	$47,593,489	$(50,428,839)	$1,002,204

Issuance of stock options and restricted stock to employees	2,154,275	2,155		-	-	-		-	2,322,513	-	2,324,668
Issuance of stock options to non-employees	-	-		-	-	-		-	17,603	-	17,603
Issuance of restricted stock to non-employees for prepaid consulting services	7,200,000	7,200		-	-	-		-	1,778,800	-	1,786,000
Beneficial conversion feature on convertible debt	-	-		-	-	-		-	69,474	-	69,474
Common stock warrants reclassified to equity from common stock liability on June 3, 2010	-		-	-	-		-	-	43,808	-	43,808
Issuance of common stock in connection with settlement of convertible debt	7,519,068	7,519		-	-	-		-	1,721,404	-	1,728,923
Issuance of common stock in connection with conversion of debt	6,000,000	6,000		-	-	-		-	474,000	-	480,000
Issuance of warrants with convertible debt	-	-		-	-	-		-	149,949	-	149,949
Issuance of warrants for debt issuance costs	-	-		-	-	-		-	38,165	-	38,165
Issuance of warrants in connection with debt modification	-	-		-	-	-		-	77,117	-	77,117
Issuance of common stock for payment of accounts payable and accrued expenses	1,045,455	1,045		-	-	-		-	207,631	-	208,676
Issuance of common stock for separation agreements	1,664,062	1,664		-	-	-		-	268,336	-	270,000
Issuance of common stock for settlement of license agreement payable	1,100,000	1,100		-	-	-		-	724,900	-	726,000
Proceeds from the issuance of common stock and warrants, net of offering costs	16,885,624	16,885		-	-	-		-	3,434,883	-	3,451,768
Issuance of common stock for debt issuance cost	375,000	375		-	-	-		-	37,125	-	37,500
Proceeds from the exercise of warrants	5,764,423	5,764		-	-	-		-	80,701	-	86,465
Accrued preferred stock dividends converted into shares of common stock	122,089	122		-	-	-		-	488,212		488,334
Conversion of preferred stock into common stock	460,000	460		(18,400)	(710,970)	-		-	710,510	-	-
Anti-dilution obligation associated with issuance of common stock	-	-		-	-	-		-	(40,000)	-	(40,000)
Issuance of common stock for settlement of anti-dilution obligation	82,322	82		-	-	-		-	58,367	-	58,449
Warrant modification due to repricing	-	-		-	-	-		-	123,722	(123,722)	-
Preferred stock dividends	-	-		-	-	-		-	-	(493,997)	(493,997)
Net loss	-	-		-	-	-		-	-	(11,600,967)	(11,600,967)

Balance at December 31, 2010	82,083,896	$82,083		-	$-	45,785		$3,094,872	$60,380,709	$(62,647,525)	$910,139

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,600,967)	$(14,396,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5,609	7,208
Inventory write-downs	11,708	-
Amortization of prepaid consulting fee	1,041,589	662,323
Amortization of debt issuance costs	120,665	-
Depreciation and amortization expense	85,012	68,251
Loss on disposal of property and equipment	-	70,974
Amortization of license agreement	616,443	616,472
Amortization of patents	33,215	23,700
Amortization of debt discount on license agreement payable	373,902	537,661
Amortization of debt premium on convertible notes	(4,367)	-
Amortization of debt discount on convertible notes	170,228	-
Compensation expense associated with stock options and restricted stock to employees	2,324,668	3,293,318
Stock options issued to non-employees for services	17,603	35,684
Non-cash severance expense	270,000	-
Warrants issued in connection with debt modifications	77,117	-
Gain (loss) on change in fair value of derivative liabilities	(82,800)	1,745,383
Gain on extinguishment of trade payables, net	(1,330,895)	-
Gain on extinguishment of loan payable	(50,000)	-
Loss on extinguishment of convertible debt	33,949	-
Loss on conversion of debt	475,347	-
Induced conversion loss	1,198,090	-
Gain on extinguishment of license agreement payable	(154,000)	(241,500)
Changes in operating assets and liabilities:
Accounts receivable	58,291	(40,957)
Other receivables	32,311	(41,406)
Inventories	-	(11,708)
Prepaid expenses and other current assets	77,792	29,073
Other assets	(534)	176,971
Accounts payable and accrued expenses	1,697,176	211,941
Deferred rent	(112,182)	324,409
Net cash used in operating activities	(4,615,030)	(6,929,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(14,706)	-
Purchases of property and equipment	(153,721)	(881,190)
Capitalized patent costs	(57,514)	(161,744)
Net cash used in investing activities	(225,941)	(1,042,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	(120,000)	-
Proceeds from the issuance of convertible notes	1,075,000	-
Debt issuance costs	(70,000)
Proceeds from issuance of common stock, net	3,451,768	7,063,339
Proceeds from exercise of warrants	86,465	-
Net cash provided by financing activities	4,423,233	7,063,339
Decrease in cash and cash equivalents	(417,738)	(908,599)
Cash and cash equivalents - beginning of year	567,647	1,476,246
Cash and cash equivalents - end of year	$149,909	$567,647

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Accrued dividends on preferred stock	$493,997	$686,218
Issuance of restricted stock to non-employees for prepaid consulting services	$1,786,000	$137,900
Issuance of warrants to non-employees for prepaid consulting services	$-	$595,793
Issuance of common stock for payment of accounts payable and accrued expenses	$208,676	$25,000
Common stock issued for payment of license agreement payable	$726,000	$758,500
Anti-dilution obligation associated with issuance of common stock	$40,000	$102,500
Common stock warrant liability	$-	$2,214,371
Reclassification of warrant liability in connection with waiver of anti-dilution provision	$-	$4,053,043
Reclassification of warrant liability in connection with anti-dilution triggering event	$-	$158,451
Cumulative effect of reclassification of warrants (ASC Topic 815)	$-	$260,115
Issuance of common stock settlement of anti-dilution obligation	$58,449	$-
Issuance of warrants with convertible debt	$149,949	$-
Issuance of warrants for debt issuance costs	$38,165	$-
Issuance of common stock for debt issuance cost	$37,500	$-
Deemed dividend related to beneficial conversion feature on Series B Preferred Stock	$-	$4,005,161
Conversion of Series A preferred stock to common stock	$710,970	$309,117
Conversion of Series B preferred stock to common stock	$-	$1,928,557
Accrued preferred stock dividends converted into shares of common stock	$488,334	$373,585
Debt discount as a result of beneficial conversion feature associated with convertible debt modification	$69,474	$-
Issuance of warrants in connection with debt modification	$77,117	$-
Warrants issued for payment of accounts payable and accrued expenses	$-	$99,732
Deemed dividend to as result of warrant modification	$123,722	$-
Common stock issued in connection with the settlement of convertible debt	$500,000	$-
Common stock issued in connection with the settlement of accrued interest	$30,833	$-
Conversion of debt to common stock	$4,653	$-
Issuance of common stock for separation agreements	$270,000	$-
Embedded conversion feature on convertible debt	$46,875	$-
Common stock warrants reclassified to equity from common stock warrant liability on June 3, 2010	$43,808	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

New Generation Biofuels Holdings, Inc. (the “Company,” “we,” “our,” or “us”), a Florida corporation, is a clean energy company deploying novel technologies to produce cleaner, renewable biofuels.  The Company has the rights to a portfolio of patented and patent pending technology to manufacture alternative biofuels from plant oils and animal fats that it markets as a new class of biofuel for power generation, commercial and industrial heating and related applications.  The Company believes that its proprietary biofuel can provide a lower cost, renewable alternative energy source with significantly lower emissions than traditional fuels.

Through our wholly owned subsidiary, New Generation Biofuels, Inc., a Delaware corporation, the Company holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary emulsion technology, (the “Licensed Technology”), as fully described in Note 3.  The Company has two patent applications pending for solution based biofuel utilizing low alternative use feedstocks sourced from by-products of other technologies.  The Licensed Technology coupled with the new filed patents constitute the Company’s technology, (the “Technology”) which centers on the use of precise mixing approaches to blend oils from renewable sources with water to create renewable biofuels.

During the period from inception through March 31, 2009, the Company was considered to be a development stage company. In the second and third quarters of 2009, the Company placed in service its first biofuel production plant, a 5 million gallon per year facility located in Baltimore, Maryland, and has generated revenues from planned principal operations.

Basis of Presentation and Going Concern

The Company has a history of recurring losses, including net losses of $11.6 million and $14.4 million for the years ended December 31, 2010 and 2009, respectively, a working capital deficit of $2.9 million and an accumulated deficit of $62.6 million as of December 31, 2010.  Based on the Company’s operating plan, its existing working capital and capital resources will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, payments under the Exclusive License Agreement, as amended, and working capital requirements through December 31, 2011, without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company is seeking to raise additional capital through public and/or private placement offerings and targeting strategic partners in an effort to increase revenues.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  If the Company is unsuccessful in raising additional capital from any such sources, it will defer, reduce, or eliminate certain planned expenditures.  The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of the purchased license intangible asset, realization of deferred income taxes, fair value of convertible debt, fair value of derivative liabilities, and the valuation of stock-based transactions.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

During the year ended December 31, 2010, the Company posted a surety bond securing the payment of taxes.  As collateral for the surety bond, the Company was required to place cash in a registered pledge account.  The amount pledged was classified as “Restricted Cash” in the Company’s consolidated balance sheet as of December 31, 2010.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of related cash discounts and do not bear interest.  The Company does not generally require collateral or other security to support accounts receivable. Management must make estimates of the uncollectibility of the accounts receivable.  The allowance for doubtful accounts is based on a specific review of the Company’s accounts receivable.  At December 31, 2010 and 2009, there was no allowance for doubtful accounts. The Company does not have any off-balance sheet exposure related to its customers.

Other Receivables

Other receivables are comprised of non-trade receivables in connection with the 50 cent per gallon U.S. federal alternative fuel excise tax credit.  The Company records its alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received.

Inventories

Inventories, consisting mainly of supplies and spare parts, are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method.  Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand.  Supplies inventory is considered obsolete and is fully reserved if it has not moved in 365 days.  The Company evaluates the adequacy of these reserves quarterly.  During the years ended December 31, 2010 and 2009, the Company recognized a provision of $11,708 and $0, respectively, for obsolete inventories.

Debt Issuance Costs

During the year ended December 31, 2010, the Company incurred fees to obtain its debt financing. Debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.  Amortization expense for the year ended December 31, 2010 was $120,665.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to fifteen years) using the straight-line method.  Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $85,012 and $68,251, respectively.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Property and equipment consists of the following at December 31, 2010 and December 31, 2009:

	2010	2009

Property, plant and equipment	$1,207,740	$1,109,571
Construction in progress	128,095	72,542
	1,335,835	1,182,113
Less: accumulated depreciation and amortization	(146,215)	(61,202)

Property, plant and equipment, net	$1,189,620	$1,120,911

The Company wrote-off certain assets, with a net book value of $70,974, recorded in general and administrative expense during the year ended December 31, 2009.

License Agreement

As more fully described in Note 3, on March 20, 2006, the Company entered into a Perpetual License with the inventor of the Company’s proprietary Licensed Technology.  Pursuant to the Perpetual License the Company agreed to pay $11.0 million in the aggregate to the Licensor.  The $11.0 million was recorded as a license agreement payable and was non-interest bearing.  The Company utilized an imputed interest rate of 14% to determine the principal owed of $7,515,552.  The Company classified the $7,515,552 as an intangible asset.  The Company also issued 893,750 shares of common stock to the Licensor as additional compensation for the Perpetual License.  On March 20, 2006, the value of the shares issued was $545,748, based on the fair market value on the date of issuance, or $0.61 per share.  The Company classified the $545,748 as an intangible asset.

The following table sets forth the change in the Company’s license agreement intangible, net during the years ended December 31, 2010 and 2009:

Balance, January 1, 2009	$6,267,460
Amortization expense	(616,472)
Balance, December 31, 2009	5,650,988
Amortization expense	(616,443)
Balance, December 31, 2010	$5,034,545

The fair value of the acquired Licensed Technology is being amortized to cost of product revenue over its useful life.  The Company has estimated the economic life of the license based upon the expected future cash flow contributions over the expected useful life to be 13 years.

Amortization expense for the years ended December 31, 2010 and 2009 was $616,443, and $616,742, respectively.  Amortization expense for each of the five succeeding years based upon the license agreement intangible as of December 31, 2010 is estimated to be approximately $616,000 annually.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Capitalized patent costs, included in other assets, consists of the following at December 31, 2010 and December 31, 2009:

	2010	2009

Patent costs	$348,183	$290,669
Less: accumulated amortization	(56,915)	(23,700)
Patent costs, net	$291,268	$266,969

Patent amortization expense for the years ended December 31, 2010 and 2009 was $33,215, and $23,700 respectively.  Patent amortization expense for each of the five succeeding years based upon patents as of December 31, 2010 is estimated to be approximately $36,000 annually.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.  For the years ended December 31, 2010 and 2009, no impairment charges were deemed necessary.

Loan Payable

On June 30, 2006, the Company received a $50,000 loan from Global Energy Holdings Group, Inc. (formerly Xethanol Corporation), which bore interest at the prime rate.  As of December 31, 2010, the Company’s promise to pay was deemed expired by the statute of limitations, as advised by counsel, and was written-off to gain on extinguishment of loan payable.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in GAAP. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes option pricing model, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Debt Discounts (Premiums)

Debt discounts (premiums) are expensed over the term of the related financing arrangement using the effective interest method.  Should the Company repay an obligation earlier than its contractual maturity, any remaining debt discounts (premiums) are charged to earnings at the time of such repayment.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Debt Modifications

Authoritative guidance requires an issuer that modifies a debt instrument to compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent (10%), the modification is considered significant and extinguishment accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent (10%), the debt is considered to be modified and is subject to modification accounting.

Derivative Financial Instruments

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s consolidated financial statements.

The Company estimates the fair values of its derivative financial instrument using the option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s consolidated operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

If the Company determines a payment under outstanding registration rights arrangements is probable and can be reasonably estimated, a liability is recorded. As of December 31, 2010 and 2009, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liabilities as of December 31, 2010 and 2009.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met.  The Company recognizes product revenues upon shipment to distributors, provided that: (i) the price is substantially fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes alternative fuel tax credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received.  The Company classified the tax credits as revenue because: (i) the tax credit enables the Company to reduce the price it charges its customers for the Company’s products without an actual reduction in revenue associated with the lower prices and (ii) under current tax law, the tax credit expires on December 31, 2011 and the Company believes classifying the tax credit as a reduction in operating expenses would be potentially misleading.

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

Share-Based Compensation

Compensation expense for share-based payment arrangements with employees is based on the grant date fair value of awards. The Company applies the Black-Scholes option-pricing model to determine the fair value of stock options and management must use its judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Stock options and restricted stock units with performance based vesting provisions are expensed based on the Company’s estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. The Company performs periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.  Stock-based employee compensation cost is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the years ended December 31, 2010 and 2009, stock-based employee compensation expense was $2,324,668 and $3,293,318, respectively.

Stock compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options, common stock purchase warrants and restricted stock awards granted to non-employees is periodically remeasured as the underlying options or awards vest.  The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.  The fair value of the equity instruments issued to consultants is recognized over the term of the consulting agreement.  The Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheets.  Stock-based compensation cost to non-employees is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the years ended December 31, 2010 and 2009, stock-based compensation expense to non-employees was $17,603 and $35,684, respectively.

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

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates.  As of December 31, 2010 and 2009, the Company had no uncertain tax positions and no unrecognized tax benefits.  Potential interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.

Computation of Net Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

As of December 31, 2010 and 2009, there were 24,299,051 and 20,990,376, respectively, shares of common stock equivalents including options (9,791,418 shares of common stock as of December 31, 2010 and 8,954,845 shares of common stock as of December 31, 2009), non-employee options (391,000 shares of common stock as of December 31, 2010 and 1,741,000 shares of common stock as of December 31, 2009), and warrants (14,116,633 shares of common stock as of December 31, 2010 and 10,294,531 shares of common stock as of December 31, 2009), all of which were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of December 31, 2010 and 2009, there were 0 and 18,400, respectively, shares of Series A Convertible Preferred Stock outstanding which are convertible into 0 and 566,082, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive. As of December 31, 2010 and 2009, there were 45,785 and 45,785, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,887,400 and 1,744,078, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.

As of December 31, 2010, there were 3,835,464 potentially dilutive shares related to the convertible debt (see Note 2).  However, the convertible debt shares are considered to be anti-dilutive and are not included in the calculation of net loss per share.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and convertible debt approximates fair value due to the short term nature of these instruments.   The Company maintains its cash and cash equivalents with high quality financial institutions and limits its investment in individual securities based on the type and credit quality associated with such investments.

The Company recorded its liability pertaining to the acquisition of its license agreement intangible at the estimated fair value at the time of acquisition, using a discount rate then prevailing, based on management’s estimate of the rate at which the Company would have been able to secure financing with similar terms.  The Company uses the effective interest method to amortize the total imputed interest over the life of the liability. The license agreement payable, recorded at fair value using a discount rate of 14%, was the market rate for similar instruments at the time of acquisition.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as follows:

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$149,909	$–	$–	$149,909
Total assets	$149,909	$–	$–	$149,909
Liabilities:
Derivative - warrants	$–	$–	$-	$-
Derivative - anti-dilution obligation	$–	$–	$12,692	$12,692
Derivative - embedded conversion feature	$–	$–	$-	$-
Total liabilities	$–	$–	$12,692	$12,692

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$567,647	$–	$–	$567,647
Total assets	$567,657	$–	$–	$567,657
Liabilities:
Derivative - warrants	$–	$–	$52,425	$52,425
Derivative - anti-dilution obligation	$–	$–	$58,449	$58,449
Total liabilities	$–	$–	$110,874	$110,874

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2010:
	Common Stock Warranty Liability	March 2009 Private Placement Anti-dilution Obligation	February 2010 Private Placement Anti-dilution Obligation	November 2010 Embedded Conversion Feature	Total

Balance at January 1, 2010	$52,425	$58,449	$-	$-	$110,874
Additions to (settlements of) Level 3 (1), (2), (3), (4)	(43,808)	(58,449)	40,000	46,875	(15,382)
Adjustment to fair value included in earnings (5)	(8,617)	-	(27,308)	(46,875)	(82,800)

Balance at December 31, 2010	$-	$-	$12,692	$-	$12,692

(1)
As of December 31, 2010, the Company had outstanding 97,792 $1.00 Warrants with an exercise price of $0.56 per share.  The fair value of the warrant liability associated with these warrants was $43,808 as of June 3, 2010, the date on which the warrants’ down round protection expired. This Level 3 fair value was calculated using the Black-Scholes option pricing model and the following assumptions: volatility 100.88%, dividend rate of 0%, risk-free interest rate of 1.31% and a remaining life of 3.75 years. As a result of the down round protection expiring, on June 3, 2010 the Company recorded a gain of $8,617 included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying Consolidated Statement of Operations and reclassified the warrant liability to equity (see Note 4).

(2)
Represents a decrease in derivative liability related to the issuance of 82,322 shares of common stock issued to all investors in the March 2009 Private Placement pursuant to the anti-dilution provisions times the fair market value ($0.71) of the Company’s common stock on the settlement date (see Note 4).

(3)
Represents an increase in derivative liability as a result of the February 2010 Private Placement anti-dilution obligation.  The subscription agreements in the February 2010 Private Placement contained an anti-dilution clause requiring that that the Company issue an additional 211,541 shares of common stock to the investors for no additional consideration if the Company issued shares of its common stock in a subsequent financing transaction at less than $0.69 per share in the six (6) months after the registration statement is declared effective. The Company determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option, and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying Consolidated Statement of Operations.  The Company valued the anti-dilution obligation of the February 2010 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $40,000 using the following assumptions: current share price: $0.71; historical stock price volatility: 100.00%; risk-free interest rate: 0.33%; term (years): 0.5; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation.  The Company marked the February 2010 Private Placement anti-dilution obligation to market at December 31, 2010, using an estimate of the number of shares (211,541 shares) to be issued to all investors in the February 2010 Private Placement pursuant to the anti-dilution provisions times an estimated fair market value ($0.06), and derived a value of $12,692 (see Note 4).

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

(4)
The November 2010 Notes provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the convertible promissory note agreement.  The adjustment would reduce the conversion price of the November 2010 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related November 2010 Notes have been settled.  As a result, the Company initially allocated $46,875 of November 2010 Notes proceeds to the embedded conversion feature.  The fair value of the conversion feature was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.10; historical stock price volatility: 100%; risk-free interest rate of 0.16%; term (years) 0.5; and expected dividend rate: 0%. The discount on the November 2010 Notes attributable to the conversion feature of $46,875 will be amortized to interest expense using the effective interest method through May 1, 2011.  The Company recorded a $6,696 loss at inception related to the conversion feature resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  The Company valued the conversion feature at December 31, 2010 and derived a value of $-0- using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.06; historical stock price volatility: 100%; risk-free interest rate: 0.12%; term (years): 0.30; and expected dividend rate: 0%.  For the year ended December 31, 2010, the net adjustment to fair value resulted in a gain of $53,571 and is included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations (see Note 3).

(5)
The derivatives are revalued at the end of each reporting period and the resulting difference is included in the consolidated results of operations.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.  For the year ended December 31, 2010, the net adjustment to fair value resulted in a gain of $82,800 and is included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying Consolidated Statement of Operations.

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to its consolidated operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date of the filing of this Form 10-K. See Note 12 for a description of subsequent events.

NOTE 2 – CONVERTIBLE NOTES

April 2010 Convertible Notes

On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes (the “April 2010 Notes”) and warrants (the “April 2010 Warrants”) generating $700,000 in gross proceeds and approximately $630,000 in net proceeds, after deducting finders’ fees.  The issuance costs related to the April 2010 Notes were recorded as debt issuance costs and were being amortized to interest expense over the 90-day term of the April 2010 Notes.  The April 2010 Notes and April 2010 Warrants were issued pursuant to a Note and Warrant Purchase Agreement, dated April 30, 2010, between the Company and the accredited investors listed therein (the “April 2010 Purchase Agreement”).  The April 2010 Notes bore interest at a rate of 10% per annum, payable at maturity.  In the aggregate, the April 2010 Notes could have been converted into 797,222 shares of common stock if held to maturity, including interest, which represents an initial conversion price of $0.90 per share.

In connection with the sale of the April 2010 Notes, the Company also issued warrants to purchase in the aggregate 388,889 shares of common stock at an initial exercise price of $0.90 per share.  Each purchaser of the April 2010 Notes received warrants to purchase a number of shares of common stock equal to 50% of the note purchase price  (as defined in the April 2010 Purchase Agreement) divided by $0.90.  The April 2010 Warrants were exercisable at any time after the six-month anniversary of their date of issuance and expire on the fifth anniversary of their date of issuance.

Total gross proceeds received of $700,000 were allocated $149,949 to the April 2010 Warrants and $550,051 to the April 2010 Notes.  The relative fair value of the April 2010 Warrants is $149,949 which was determined using the Black-Scholes option-pricing model.  The discount on the April 2010 Notes attributable to the April 2010 Warrants of $149,949 was amortized to interest expense over the term using the effective interest method.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company agreed to pay commissions to certain placement agents in connection with the April 2010 private placement based on the proceeds received from the purchasers introduced by each placement agent.  The Company paid each placement agent a cash commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such placement agent and warrants to purchase a number of shares of common stock equal to 10% of the same total proceeds divided by $0.90.   The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $38,165.  The Company capitalized $108,165 as debt issuance costs and amortized them over the term of the notes.  For the year ended December 31, 2010, the Company incurred amortization expense of $108,165 which is included in interest expense in the consolidated statements of operations.

The April 2010 Notes did not contain a beneficial conversion feature at the time of issuance.  The Company has evaluated the application of authoritative guidance to its embedded conversion feature within the April 2010 Notes. The Company has determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

The April 2010 Notes are secured by (1) a first-priority security interest in Company assets at the Company’s leased Baltimore biofuel production plant and (2) a pledge of a number of shares of the Company’s common stock held by 2020 Energy LLC, the Company’s largest shareholder, equal to 120% of the maximum aggregate principal amount of the April 2010 Notes divided by the consolidated closing bid price of the Company’s common stock immediately prior to entering into binding agreements for this transaction.]  Pursuant to a Reimbursement Agreement between the Company and 2020 Energy (the “Reimbursement Agreement”), if an event of default occurs under the April 2010 Notes and remains uncured and the note holders exercise their rights against the pledged shares from 2020 Energy, the Company has agreed to reimburse 2020 Energy by issuing to 2020 Energy a number of shares equal to the pledged shares, to the extent permissible.  No amounts were paid or accrued pursuant to the Reimbursement Agreement for the year ended December 31, 2010.

In July 2010, the Company entered into separate extension agreements with the holders of the April 2010 Notes (the “July 2010 Modifications”).  The holders of $200,000 of April 2010 Notes agreed to extend the maturity date to August 19, 2010.  The holders of $500,000 of April 2010 Notes agreed to extend the maturity date to August 31, 2010.   In connection with the July 2010 Modifications, the interest rate on the April 2010 Notes was retroactively amended from 10% per annum to 15% per annum.  In accordance with authoritative guidance, if the cash flows arising from a modified loan differ from those of the original loan by 10% or more on a net present value basis, the modification is considered substantial and requires extinguishment accounting.  To determine whether the transaction met the 10% threshold, the Company compared the present value of the modified loan’s cash flows with that of the original loan.  The interest rate used to calculate the present value of the cash flows was the effective interest rate of the original loan.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the July 2010 Modifications were not substantial.  Accordingly, the July 2010 Modifications were treated as yield (effective interest rate) adjustments.

In September 2010, the Company entered into another extension agreement with the holders of $200,000 of April 2010 Notes (the “September 2010 Modification”).  The September 2010 Modification provided the following modifications:

▪	The maturity date was extended from August 19, 2010 to February 28, 2011;
▪	The interest rate was prospectively amended from 15% per annum to 12% per annum;
▪	The conversion price was modified from $0.90 to $0.2550 per share; and
▪	Warrants to purchase 392,157 shares of common stock at an exercise price of $0.33 per share were issued to the holder.

To determine whether the transaction met the 10% threshold described above, the Company first compared the present value of the modified loan’s cash flows with that of the original loan.  The interest rate used to calculate the present value of the cash flows was the effective interest rate of the original loan.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the September 2010 Modification was not substantial.  As instructed by authoritative guidance, a separate analysis was performed as the cash flow test did not result in a conclusion that a substantial modification or exchange had occurred.  Under the separate analysis, the change in fair value of the embedded conversion feature (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) was at least 10% of the carrying amount of the original debt instrument immediately prior to the modification and the debt was treated as being extinguished.  In performing this analysis, the Company analyzed the fair market value of the conversion feature using the Black Scholes option pricing model prior to and subsequent to the September 2010 Modification using the following assumptions:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

▪	Stock price at September 2, 2010, effective date of the modification: $0.18;
▪	Conversion rate: $0.90 per share v. $0.255 per share;
▪	Term: 0.5 years to maturity;
▪	Volatility: 107.1% (based on historical values);
▪	Risk free interest rate: 1.43%.

Based on the above parameters, the fair market value of the conversion feature increases $23,529 from $0 to $23,529, or 11.8% of the carrying amount of the original debt instrument immediately prior to the modification.  As the change in fair market value exceeded 10% of the face amount of the 2010 April Notes ($200,000), the modification of the conversion feature resulted in substantially different debt.  As such, the modification resulted in extinguishment accounting.  Accordingly, the costs associated with securing the original debt ($0 at the modification date) were expensed as part of the extinguishment of old debt and recording of new debt.  In determining the fair value of the investment in a convertible instrument, the Company evaluated the instrument in its current form as debt, and the “if converted value” to determine the fair value measurement in accordance with authoritative guidance.  As the carrying value of the outstanding April 2010 Notes was $200,000 at the time of the modification and the fair value of the new notes was also approximately $200,000, no gain or loss was recorded in connection with the September 2010 Modification.

The new notes did not contain a beneficial conversion feature as the closing price of the Company’s stock on the modification date (Stock price at September 2, 2010, $0.18) was less than the conversion price ($0.255).

The warrants issued in connection with the September 2010 Modification are exercisable at any time after the six-month anniversary of their date of issuance and will expire on the fifth anniversary of their date of issuance. The warrants had a fair value of $49,709 on the date of issuance based on the Black-Scholes option pricing model and were recorded as additional interest expense during the year ended December 31, 2010.

In September 2010, the Company entered into another extension agreement with the holder of $500,000 of April 2010 Notes (the “Additional September 2010 Modification”).  The Additional September 2010 Modification provided the following modifications:

▪	The maturity date was extended from August 31, 2010 to September 30, 2010; and
▪	Warrants to purchase 277,778 shares of common stock at an exercise price of $0.25 per share were issued to the holder.

To determine whether the transaction met the 10% threshold described above, the Company first compared the present value of the modified loan’s cash flows with that of the original loan.  The interest rate used to calculate the present value of the cash flows was the effective interest rate of the original loan.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the Additional September 2010 Modification was not substantial.  Accordingly, the Additional September 2010 Modification was treated as a yield (effective interest rate) adjustment.

The warrants issued in connection with the Additional September 2010 Modification are exercisable at any time after the six-month anniversary of their date of issuance and will expire on the fifth anniversary of their date of issuance. The warrants had a fair value of $27,408 on the date of issuance based on the Black-Scholes option pricing model and were recorded as additional interest expense during the year ended December 31, 2010.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

In September 2010, pursuant to a settlement agreement, the Company induced the conversion of $500,000 in aggregate principal amount with the holders of notes with aggregate principal of $500,000 of April 2010 Notes in exchange for 5,950,000 shares on the Company’s common stock.  In accordance with authoritative guidance, this transaction resulted in a non-cash charge of $994,111 comprised of the following:

Note exchanged	$500,000
Divided by: Conversion price per terms of notes	$0.90
Shares to be issued per terms of notes	555,556
Multiply by: Stock price on day of exchange (September 27, 2010)	$0.19
$105,556
Actual shares issued for exchange	5,950,000
Multiply by: Stock price on day of exchange (September 27, 2010)	$0.19
$1,130,500
Value of premium	$1,024,944
Accrued and unpaid interest	(30,833)
Induced conversion loss	$994,111

In October 2010, the Company issued 1,569,068 additional shares of the Company’s common stock pursuant to the terms of the settlement agreement.  This transaction resulted in an additional non-cash charge of $203,979 (1,569,068 additional shares times the fair market value $0.13) included in induced conversion loss during the year ended December 31, 2010.

In November 2010, the Company entered into another extension agreement with the holder of $200,000 of April 2010 Notes (the “November 2010 Modification”).  The November 2010 Modification provided the following modifications:

▪	The maturity date was extended from February 28, 2011 to December 31, 2011;
▪	The conversion price was modified from $0.2550 to $0.14 per share for $155,000 of the principal and interest outstanding; and
▪	The conversion price was modified from $0.2550 to $0.01 per share for $60,000 of the principal and interest outstanding.

To determine whether the transaction met the 10% threshold described above, the Company first compared the present value of the modified loan’s cash flows with that of the original loan.  The interest rate used to calculate the present value of the cash flows was the effective interest rate of the original loan.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the November 2010 Modification was not substantial.  As instructed by authoritative guidance, a separate was performed as the cash flow test did not result in a conclusion that a substantial modification or exchange had occurred.  Under the separate analysis, the change in fair value of the embedded conversion feature (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) was at least 10% of the carrying amount of the original debt instrument immediately prior to the modification and the debt was treated as being extinguished.  In performing this analysis, the Company analyzed the fair market value of the conversion feature using the Black Scholes option pricing model prior to and subsequent to the November 2010 Modification using the following assumptions:

▪	Stock price at November 1, 2010, effective date of the modification: $0.10;
▪	Conversion rate: $0.255 per share v. $0.14 per share and $0.01 per share;
▪	Term: 1.2 years to maturity;
▪	Volatility: 111.3% (based on historical values);
▪	Risk free interest rate: 1.17%.

Based on the above parameters, the fair market value of the conversion feature increases $564,314 from $15,686 to $580,000, or 282.2% of the carrying amount of the original debt instrument immediately prior to the modification. As the change in fair market value exceeded 10% of the face amount of the 2010 April Notes ($200,000), the modification of the conversion feature resulted in substantially different debt. As such, the modification resulted in extinguishment accounting. Accordingly, the costs associated with securing the original debt ($0 and at the modification date) were expensed as part of the extinguishment of old debt and recording of new debt. In determining the fair value of the investment in a convertible instrument, the Company evaluated the instrument in its current form as debt, and the “if converted value” to determine the fair value measurement in accordance with authoritative guidance. As the carrying value of the outstanding April 2010 Notes was $215,000 (including accrued interest thereon converted to principal) at the time of the modification and the fair value of the new notes was $248,949, a $33,949 loss on extinguishment was recorded in connection with the November 2010 Modification. The November 2010 Modification resulted in a debt premium of $48,949, which will be amortized through the December 31, 2011, maturity, as an offset to interest expense.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

A portion of the new notes ($155,000 principal amount) did not contain a beneficial conversion feature as the closing price of the Company’s stock on the modification date (Stock price at November 1, 2010, $0.10) was less than the conversion price ($0.14).

A portion of the new notes ($60,000 principal amount) were deemed to have a beneficial conversion feature, as the closing price of the Company’s stock on November 1, 2010 was greater than the conversion price. Accordingly, the intrinsic value of the beneficial conversion feature was $0.09 per share.  In accordance with authoritative guidance, the Company limited the value of the beneficial conversion feature to the carrying amount ($69,474) of the new notes.  The Company recorded the beneficial conversion feature as a discount to the new notes with a corresponding increase to additional paid-in capital on the accompanying consolidated balance sheet.  The debt discount was being amortized over the 13 month term of the new notes. For the year ended December 31, 2010, the Company amortized $5,344 of debt discount which is reflected as interest expense on the accompanying consolidated statements of operations.

In November 2010, holders elected to convert $4,653 carrying amount ($60,000 principal amount) of the new notes into 6,000,000 shares of the Company’s common stock at a conversion rate of $0.01 per share. For the year ended December 31, 2010, the Company recorded a loss on conversion of $475,347, calculated as the difference between the carrying value of the new notes converted and the fair value of the shares of common stock ($0.08) delivered to the holders upon conversion.

As of December 31, 2010, the principal amount, unamortized premium and net carrying amount of the April 2010 Notes was $155,000, $20,799, and $175,799, respectively.  For the year ended December 31, 2010, the Company recorded amortization expense of $(4,367) as on offset to interest expense in the consolidated statements of operations.  The unamortized debt premium will be amortized to interest expense using the effective interest method through December 31, 2011.

As of December 31, 2010, accrued interest totaling $3,152 related to the April 2010 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding.  Interest expense related to the April 2010 Notes totaled $48,985 for the year ended December 31, 2010.

November 2010 Convertible Notes

On November 1, 2010, the Company completed a private placement of convertible notes (the “November 2010 Notes”) with three accredited investors, which generated $375,000 in gross proceeds.  The November 2010 Notes bear interest at 6% per annum payable at maturity (May 1, 2011).  In the aggregate, the November 2010 Notes will be convertible into 2,758,929 shares of the Company’s common stock if held to maturity, including interest ($0.14 conversion rate).  The Company may prepay at any time and without penalty the outstanding principal amount of the November 2010 Notes plus unpaid accrued interest.  The November 2010 Note holders, at their option, also have the right to accelerate payment if the Company engages in certain change of control transactions.

The Company agreed to pay commissions to certain placement agents in connection with the private placement based on the proceeds received from the purchasers introduced by each placement agent.  The Company paid each placement agent a commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such finder in shares of the Company’s common stock.  The Company issued 375,000 shares of common stock valued at $37,500, or $0.10 per share, as placement agents’ fees in connection with this private placement.  The Company capitalized $37,500 as debt issuance costs and is amortizing them over the term of the November 2010 Notes.  For the year ended December 31, 2010, the Company incurred amortization expense of $12,500 which is included in interest expense in the consolidated statements of operations.

The November 2010 Notes did not contain a beneficial conversion feature at the time of issuance.  The Company has evaluated the application of authoritative guidance to its embedded conversion feature within the November 2010 Notes. The November 2010 Notes provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the convertible promissory note agreement.  The adjustment would reduce the conversion price of the November 2010 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related November 2010 Notes have been settled.  As a result, the Company initially allocated $46,875 of November 2010 Notes proceeds to the embedded conversion feature.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Total gross proceeds received of $375,000 were allocated $46,875 to the conversion feature and $328,125 to the November 2010 Notes.  The fair value of the conversion feature was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.10; historical stock price volatility: 100%; risk-free interest rate of 0.16%; term (years) 0.5; and expected dividend rate: 0%. The discount on the November 2010 Notes attributable to the conversion feature of $46,875 will be amortized to interest expense using the effective interest method through May 1, 2011.  The Company recorded a $6,696 loss at inception related to the conversion feature resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.

The Company valued the conversion feature at December 31, 2010 and derived a value of $-0- using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.06; historical stock price volatility: 100%; risk-free interest rate: 0.12%; term (years): 0.30; and expected dividend rate: 0%.  For the year ended December 31, 2010, the net adjustment to fair value resulted in a gain of $53,571 and is included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.

As of December 31, 2010, the principal amount, unamortized debt discount and net carrying amount of the November 2010 Notes was $375,000, $31,940, and $343,060, respectively.  For the year ended December 31, 2010, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $14,935.

As of December 31, 2010, accrued interest totaling $3,812 related to the November 2010 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding.  Interest expense related to the November 2010 Notes totaled $3,812 for the year ended December 31, 2010.

NOTE 3 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “Perpetual License”) with the inventor of a proprietary emulsion technology (the “Licensed Technology”), Ferdinando Petrucci (the “Licensor”), to obtain an exclusive Perpetual License to manufacture, use and sell the Licensed Technology in North America, Central America and the Caribbean as well as other territories that may be added by mutual agreement of the parties to the Perpetual License.  Pursuant to the agreement the Company agreed to pay $11.0 million in the aggregate to the Licensor.  The $11.0 million was recorded as a license agreement payable and was non-interest bearing.  The Company utilized an imputed interest rate of 14% to determine the principal owed of $7,515,552.  The Company classified the $7,515,552 as an intangible asset.  The Company also issued 893,750 shares of common stock to the Licensor as additional compensation for the Perpetual License.  The $11.0 million was to be payable to the Licensor as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the succeeding seven years.  For the years ended December 31, 2010 and 2009, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $373,902 and $537,661, respectively.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

On January 8, 2009, the Perpetual License, as amended, was further amended, to allow the Company to issue 925,000 shares of common stock in lieu of the $1,000,000 payment due on February 20, 2009.  The fair value of the shares issued was $758,500, or $0.82 per share, resulting in a gain on extinguishment of license agreement payable of $241,500 for the year ended December 31, 2009.

In March 2009, the Company entered into an addendum to its Exclusive License Agreement with PTJ Bioenergy Holdings, Ltd. (“PTJ”) under which the Company in consideration of the rights in product improvements made by the Company, as defined in the agreement, is entitled to receive fees and royalty payments from PTJ based on a percentage of specified sales of product made by PTJ in areas outside of the Company’s defined territory.  No revenue was recognized under the agreement for the years ended December 31, 2010 and 2009.

On February 19, 2010, the Perpetual License, as amended, was further amended, to allow the Company to pay $120,000 in cash on February 19, 2010 and issue 1,100,000 shares of common stock in lieu of making the $500,000 payments due on February 20, 2010 and March 20, 2010.  The fair value of the shares issued was $726,000, based on the fair market value on the date of issuance, or $0.66 per share, resulting in a gain on extinguishment of license agreement payable of $154,000 for the year ended December 31, 2010.

On March 21, 2011, the Perpetual License, as amended, was further amended to extend the $1,000,000 payment due on March 20, 2011 until May 21, 2011.  No consideration was paid for the amendment.

The following is a schedule of future payment requirements under the Perpetual License, as amended:

Year ended December 31,	Amount Due

2011	$1,000,000
2012	1,000,000
2013	1,000,000
2014	1,000,000
	4,000,000
Unamortized debt discount	(623,839)
	$3,376,161	]

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 4 – COMMON STOCK

March 2009 Private Placement

In March 2009, the Company completed a private placement (the “March 2009 Private Placement”) of 3,957,500 shares of common stock, at a price of $0.80 per share to “accredited investors” as defined under the Securities Act of 1933, as amended (the “Securities Act”).  The gross proceeds from the March 2009 Private Placement were $3.2 million and net proceeds, after deducting placement agent’s fees and offering expenses payable by the Company, were approximately $3.1 million.  Each investor in the March 2009 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share (the “$0.90 warrants”). The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The $0.90 warrants and the March 2009 Placement Agent Warrants (defined below) had a fair value of $2,163,943 on the date of issuance based on the Black-Scholes option pricing model.

In addition, the Company exchanged new warrants at an exercise price of $1.00 per share with investors that participated in the Company’s 2008 Series B Private Placement (see Note 5) and invested a specified amount in the March 2009 Private Placement (the “$1.00 warrants”).  Under this exchange, the Company canceled and reissued warrants to purchase a total of 97,792 shares.  The warrants are exercisable at any time after the six month anniversary but prior to the fifth anniversary of the issue date, either for cash or by means of a “cashless exercise.” The $1.00 warrants had a fair value of $50,428 on the date of issuance based on the Black-Scholes options pricing model.

The March 2009 Private Placement contains certain anti-dilution provisions.  If the Company issues additional shares of common stock or convertible securities in a financing transaction in the succeeding fifteen (15) months from the March 2009 Private Placement with a purchase price or conversion price less than $0.80 per share, the Company will issue additional shares of its common stock to the investors in the March 2009 Private Placement, up to a maximum cap of 82,322 additional shares.  This cap ensures that the number of shares issued to all investors in the March 2009 Private Placement and pursuant to the anti-dilution provisions in the aggregate will not exceed the maximum number of shares that the Company can issue under NASDAQ rules without shareholder approval, which is slightly less than 20% of the Company’s common stock outstanding prior to the March 2009 Private Placement.  Similarly, if the Company issues additional warrants in a financing transaction in the succeeding fifteen (15) months from the March 2009 Private Placement with an exercise price less than $0.90 per share, the Company will reduce the exercise price of the warrants issued in the March 2009 Private Placement to the price of the warrants in the subsequent financing transaction (but the number of shares underlying the warrants will not change).  The anti-dilution adjustments do not apply to certain excluded issuances of equity securities or warrants, such as securities not issued in capital raising transactions (for example, to customers, suppliers, joint venture partners or the Company’s Licensed Technology Licensor) or in connection with equity awards that the Company grants to employees, consultants and directors under employee benefit plans approved by the Company’s board of directors.

The Company agreed to take steps to allow investors to sell their shares under Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended, but did not enter into any registration rights agreements in connection with the March 2009 Private Placement.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

On September 23, 2009, the Company entered into Warrant Waiver Agreements with the remaining investors and the March 2009 Placement Agent in the March 2009 Private Placement.  The investors and the March 2009 Placement Agent agreed to waive the exercise price reset feature in the remaining $0.90 warrants.  On the effective date of these amendments, the change in fair value from the most recent reporting date to the effective date of the amendment was recorded in the consolidated statements of operations and the then-current fair value of the warrants $1,404,160 was reclassified from common stock warrant liability to additional paid-in capital.

In connection with the Warrant Waiver Agreements described in the preceding paragraphs, the Company issued new five-year warrants to purchase 414,825 shares of common stock at $0.90 per share.  The warrants had a fair value of $405,304 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants is included in additional paid-in capital.

For the year ended December 31, 2009, the net adjustment to fair value related to the $0.90 Warrants and March 2009 Placement Agent Warrants resulted in a loss of $1,889,100 and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

As of December 31, 2010, the Company had outstanding 97,792 $1.00 Warrants with an exercise price of $0.56 per share. The fair value of the warrant liability associated with these warrants was $43,808 as of June 3, 2010, the date on which the warrants’ down round protection expired. This Level 3 fair value was calculated using the Black-Scholes option pricing model and the following assumptions: volatility 100.88%, dividend rate of 0%, risk-free interest rate of 1.31% and a remaining life of 3.75 years. As a result of the down round protection expiring, on June 3, 2010 the Company recorded a gain of $8,617 included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying Consolidated Statement of Operations and reclassified the warrant liability to equity.

For the years ended December 31, 2010 and 2009, the net adjustment to fair value related to the $1.00 Warrants resulted in a (gain) loss of $(8,617) and $1,999, respectively, and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

The Company has determined that the anti-dilution provisions in the March 2009 Private Placement are, in effect, a net share settled written put option and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as gain/loss on fair value adjustment.  The Company estimated the fair value of the anti-dilution obligation to be $102,500 at the issuance date.  At December 31, 2009, the fair value of the anti-dilution obligation was calculated using an estimate of the number of shares (82,322 shares) to be issued to all investors in the March 2009 Private Placement pursuant to the anti-dilution provisions times an estimated fair market value ($0.71) of the Company’s common stock.  The carrying value of the anti-dilution obligation requires the input of highly subjective assumptions.  In March 2010, the Company issued 82,322 shares of common stock to all investors in the March 2009 Private Placement pursuant to the anti-dilution provisions.  The fair value of the shares issued was $58,449, based on the fair market value on the date of issuance, or $0.71 per share.  For the years ended December 31, 2010 and 2009, the net adjustment to fair value resulted in a gain of $0 and $44,051, respectively, and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

July 2009 Offering

In July 2009, the Company completed a registered direct offering of 3,044,381 shares of common stock and warrants to purchase 608,876 shares of common stock (the “July 2009 Offering”).  The common stock and the warrants were sold in units at a price of $1.05 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock at an exercise price of $1.60 per share. The gross proceeds of the July 2009 Offering were $3.2 million and net proceeds, after deducting placement agent’s fees and offering expenses payable by the Company, were approximately $2.7 million.  The warrants have a five year term from the date of issuance, will not be exercisable prior to six months after issuance and will include provisions providing for adjustments to the number of shares exercisable there under upon stock dividends, stock splits and similar events. The warrants had an estimated fair value of $580,993 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants is included in additional paid-in capital.  For services rendered in connection with the July 2009 Offering, the Company issued warrants to purchase 152,219 shares of common stock to the placement agent.  The warrants had a fair value of $145,248 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants is included in additional paid-in capital.  All of the securities were offered pursuant to an effective shelf registration statement.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

December 2009 Offering

In December 2009, the Company completed a registered direct offering of 1,926,250 shares of common stock and warrants to purchase 577,875 shares of common stock (the “December 2009 Offering”).  The common stock and the warrants were sold in units at a price of $0.80 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock at an exercise price of $0.90 per share. The gross proceeds of the December 2009 Offering were $1.5 million and net proceeds, after deducting the placement agent’s fees and offering expenses payable by the Company, were approximately $1.3 million.  The warrants have a five year term from the date of issuance, will not be exercisable prior to six months after issuance and will include provisions providing for adjustments to the number of shares exercisable there under upon stock dividends, stock splits and similar events.  The warrants had an estimated fair value of $296,953 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants is included in additional paid-in capital.  For services rendered in connection with the December 2009 Offering, the Company issued warrants to purchase 134,838 shares of common stock to the placement agent.  The warrants had a fair value of $69,289 on the date of issuance based on the Black-Scholes option pricing model.    The estimated fair value of the warrants is included in additional paid-in capital.  All of the securities were offered pursuant to an effective shelf registration statement.

February 2010 Private Placement

In February 2010, the Company completed a private placement (the “February 2010 Private Placement”) of 1,890,858 shares of common stock, at a price of $0.69 per share to certain accredited investors as defined in Regulation D under the Securities Act. The gross proceeds from the February 2010 Private Placement were $1.3 million and approximately $1.1 million in net proceeds, after deducting finders’ fees.  Each investor in the February 2010 Private Placement also received a warrant exercisable for a number of shares of common stock equal to the number of shares of common stock purchased by each investor. The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date. The warrants had a fair value of $1,082,362 on the date of issuance based on the Black-Scholes option pricing model and accounted for in permanent equity.

Each investor who subscribed for units will have an option to purchase additional units consisting of shares of common stock and warrants during an exercise period ending 30 days after a registration statement registering shares issued in the February 2010 Private Placement is declared effective by the SEC.  The option warrants will have the same exercise price, terms and conditions as the other warrants issued in the February 2010 Private Placement. Subject to NASDAQ listing approval and determination that shareholder approval is not required for the issuance of option units, the option will permit purchases of up to the number of units initially purchased in the February 2010 Private Placement.

The February 2010 Private Placement also included certain anti-dilution provisions for the benefit of investors. If at any time prior to six (6) months after the registration statement is declared effective the Company issues additional equity securities in a “financing transaction” (as defined in the transaction documents) with a purchase price less than the unit price ($0.69) or issues convertible securities with a purchase price less than the unit price, the Company is obligated to issue additional shares of its common stock to investors in the February 2010 Private Placement, up to a maximum cap of 211,541.   This cap ensures that the number of shares issued to all investors in the February 2010 Private Placement and pursuant to the anti-dilution provisions in the aggregate will not exceed the maximum number of shares that the Company can issue under NASDAQ rules without shareholder approval, which is slightly less than 20% of the Company’s common stock outstanding prior to the February 2010 Private Placement.  There are no anti-dilution provisions in the warrants.

The Company determined that the anti-dilution provisions in the February 2010 Private Placement are, in effect, a net share settled written put option, and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability included in “gain (loss) on net change in fair value of derivative liabilities” on the accompanying Consolidated Statement of Operations.  The Company valued the anti-dilution obligation of the February 2010 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $40,000 using the following assumptions: current share price: $0.71; historical stock price volatility: 100.00%; risk-free interest rate: 0.33%; term (years): 0.5; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation.  The Company marked the February 2010 Private Placement anti-dilution obligation to market at December 31, 2010, using an estimate of the number of shares (211,541 shares) to be issued to all investors in the February 2010 Private Placement pursuant to the anti-dilution provisions times an estimated fair market value ($0.06), and derived a value of $12,692.  For the year ended December 31, 2010, the net adjustment to fair value resulted in a gain of $27,308 and is included in gain (loss) on net change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company agreed to take steps to allow investors to sell their shares under Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended, and has entered into registration rights agreement in connection with the February 2010 Private Placement.  Pursuant to the registration rights agreement, the Company agreed to use: (i) its reasonable “best efforts” to file a registration statement; and (ii) its “commercially reasonable efforts” to cause the registration statement to be declared effective by the SEC.  The Company has been unable to file an effective registration statement registering the shares issued in the February 2010 Private Placement.  There are no penalty payments associated with the delay in obtaining effectiveness of the registration statement.

The Company agreed to pay commissions to certain placement agents in connection with the February 2010 Private Placement based on the proceeds received from the subscribers introduced by each placement agent.  The Company paid each placement agent a cash commission of 8% of the total proceeds received at closing and issued warrants equal to 10% of the total number of shares issued at the closing of the offering.  The Company issued warrants to purchase 189,086 shares of common stock to the finders.  The warrants had a fair value of $98,397 on the date of issuance based on the Black-Scholes option pricing model.  The exercise price of the warrants is $0.90 per share. The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The estimated fair value of the warrants is included in additional paid-in capital.

June 2010 Offering

In June 2010, the Company completed a registered direct offering with one institutional investor under which the Company issued 1,111,112 shares of common stock (the “June 2010 Offering”), and warrants to purchase 555,556 shares of common stock.  The gross proceeds from the June 2010 Offering were $500,000, and the net proceeds, after deducting the placement agent’s fee and offering expenses payable by the Company, were approximately $407,000. The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.50 shares of common stock at an exercise price of $0.60 per share.  Each share was purchased at a price of $0.45. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable there under upon stock dividends, stock splits and similar events.  The warrants have a fair value of $222,944 on the date of issuance based on the Black-Scholes option pricing model and accounted for in permanent equity.

The Company agreed to pay commissions to the placement agent in connection with the June 2010 Offering based on the proceeds received from the investor introduced by the placement agent.  The Company paid the placement agent a cash commission of 7% of the total proceeds received at closing and issued warrants equal to 5% of the total number of shares issued at the closing of the offering at an exercise price of $0.5625 per share.  The Company issued warrants to purchase 55,556 shares of common stock to placement agent.  The warrants had a fair value of $22,444 on the date of issuance based on the Black-Scholes option pricing model.  The warrants are exercisable at any time after the six month anniversary of the issue date but prior to the fifth anniversary of the issue date.  The estimated fair value of the warrants is included in additional paid-in capital.

August 2010 Offering

In August 2010, the Company completed a registered direct offering with several institutional investors under which the Company issued 5,000,000 shares of its common stock  (the “August 2010 Offering”), and warrants to purchase 1,250,000 shares of common stock.  The gross proceeds from the August 2010 Offering were $1,000,000, and the net proceeds, after deducting the placement agent’s fee and offering expenses payable by the Company, were approximately $890,000. The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.25 shares of common stock at an exercise price of $0.30 per share.  Each share was purchased at a price of $0.20. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable there under upon stock dividends, stock splits and similar events.  The warrants have a fair value of $191,740 on the date of issuance based on the Black-Scholes option pricing model and accounted for in permanent equity.

In connection with the August 2010 Offering the Company entered into a placement agent agreement pursuant to which the placement agent received a cash fee equal to 7% of the gross proceeds of the offering.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

September 2010 Offering

In September 2010, the Company completed a registered direct offering with several institutional investors under which the Company issued 3,557,692 shares of its common stock  (the “September 2010 Offering”), and warrants to purchase 2,668,269 shares of common stock.  The gross proceeds from the September 2010 Offering were $462,500, and the net proceeds, after deducting the placement agent’s fee and offering expenses payable by the Company, were approximately $451,000. The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.75 shares of common stock at an exercise price of $0.15 per share.  Each share was purchased at a price of $0.13. The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable there under upon stock dividends, stock splits and similar events.  The warrants have a fair value of $286,978 on the date of issuance based on the Black-Scholes option pricing model and accounted for in permanent equity.

In connection with the September 2010 Offering the Company entered into a placement agent agreement pursuant to which the placement agent received a fee equal to 7% of the gross proceeds of the offering payable in shares of common stock of the Company.  The fair value of the 249,038 shares issued was $32,375, based on the fair market value on the date of issuance, or $0.13 per share.

October 2010 Offering

In October 2010, the Company completed a registered direct offering with several institutional investors under which the Company issued 4,615,385 shares of its common stock (the “October 2010 Offering”) and warrants to purchase 1,846,154 shares of common stock.  The gross proceeds from the October 2010 Offering were $600,000, and the net proceeds, after deducting the placement agent’s fee and offering expenses payable by the Company, were approximately $567,000.  The shares and warrants were sold such that for each share purchased, the investor received a warrant to purchase 0.4 shares of common stock at an exercise price of $0.13 per share.  Each share was purchased at a price of $0.13.  The warrants have a five year term from the date of issuance, are not exercisable prior to six months after issuance and include provisions providing for cashless exercise and for adjustments to the number of shares exercisable there under upon stock dividends, stock splits and similar events.  The warrants have a fair value of $154,927 on the date of issuance based on the Black Scholes option pricing model and accounted for in permanent equity.

In connection with the October 2010 Offering the Company entered into a placement agent agreement pursuant to which the placement agent received a cash fee equal to 5% of the gross proceeds of the offering and a fee equal to 10% of the gross proceeds of the offering payable in shares of common stock of the Company.  The fair value of the 461,539 shares issued was $60,000, based on the fair market value on the date of issuance, or $0.13 per share.

Common Stock Issued for Accounts Payable

In 2010, the Company issued 460,455 shares of common stock with a total fair market value of $50,300 for payment of amounts included in accounts payable. The fair market value of the shares issued ranged from $0.07 to $0.12.

In 2010, the Company issued 585,000 shares of common stock with a total fair market value of $158,376 to various unsecured creditors in connection with the settlement and payment of the trade payables at amounts less than the recorded liabilities (see Note 7). The fair market value of the shares issued ranged from $0.19 to $0.38.

Consulting Agreements

In February 2009, the Company entered into an agreement with JMB LLC, to provide investor relations services. In connection with the agreement, the Company issued a total of 125,000 shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing February 10, 2009 and ending January 31, 2010). The value of the common shares using the stock price on date of commencement is $0.94 per share. The total value of $117,500 was recorded as prepaid consulting expense and was amortized over the service period of 12 months.  As of December 31, 2010 and 2009, the Company amortized $9,792 and $107,708, respectively, as general administrative expenses in the accompanying consolidated statements of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

In August 2009, the Company entered into an agreement with Baretto Pacific Corporation, to provide investor relations services. In connection with the agreement, the Company issued a total of 30,000 shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing August 16, 2009 and ending August 16, 2010). The value of the common shares using the stock price on date of commencement is $0.68 per share. The total value of $20,400 was recorded as prepaid consulting expense and was amortized over the service period of 12 months.  As of December 31, 2010 and 2009, the Company amortized $11,900 and $8,500 as general administrative expenses in the accompanying consolidated statements of operations.

In July 2010, the Company entered into an agreement with Insight Capital Consultants Corporation, to provide investor relations services. In connection with the agreement, the Company issued a total of 1,100,000 shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing July 7, 2010 and ending July 7, 2011). The value of the common shares using the stock price on date of commencement is $0.38 per share. The total value of $418,000 was recorded as prepaid consulting expense and will be amortized over the service period of 12 months.  As of December 31, 2010, the Company amortized $209,000 as general administrative expenses in the accompanying consolidated statements of operations.

In August 2010, the Company entered into an agreement with Brook Capital Investments, LLC, to provide investor relations services. In connection with the agreement, the Company issued a total of 1,100,000 shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing August 16, 2010 and ending August 15, 2011). The value of the common shares using the stock price on date of commencement is $0.23 per share. The total value of $253,000 was recorded as prepaid consulting expense and will be amortized over the service period of 12 months.  As of December 31, 2010, the Company amortized $105,416 as general administrative expenses in the accompanying consolidated statements of operations.

In August 2010, the Company entered into an amendment to the agreement with Brook Capital Investments, LLC, to provide investor relations services. In connection with the amended agreement, the Company issued a total of 1,250,000 additional shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing August 26, 2010 and ending August 25, 2011). The value of the common shares using the stock price on date of commencement is $0.24 per share. The total value of $300,000 was recorded as prepaid consulting expense and will be amortized over the service period of 12 months.  As of December 31, 2010, the Company amortized $125,000 as general administrative expenses in the accompanying consolidated statements of operations.

In August 2010, the Company entered into an agreement with Blue Point Consulting LLC, to provide investor relations services. In connection with the agreement, the Company issued a total of 1,000,000 shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing August 16, 2010 and ending August 15, 2011). The value of the common shares using the stock price on date of commencement is $0.23 per share. The total value of $230,000 was recorded as prepaid consulting expense and will be amortized over the service period of 12 months.  As of December 31, 2010, the Company amortized $95,833 as general administrative expenses in the accompanying consolidated statements of operations.

In August 2010, the Company entered into an agreement with Prestwick Consultants LLC, to provide consulting services. In connection with the agreement, the Company issued a total of 2,000,000 shares of the Company’s common stock, par value $0.001. The service term is six months (commencing August 26, 2010 and ending February 26, 2011). The value of the common shares using the stock price on date of commencement is $0.24 per share. The total value of $480,000 was recorded as prepaid consulting expense and will be amortized over the service period of six months.  As of December 31, 2010, the Company amortized $400,000 as general administrative expenses in the accompanying consolidated statements of operations.

In September 2010, the Company entered into an additional agreement with Blue Point Consulting LLC, to provide investor relations services. In connection with the agreement, the Company issued a total of 750,000 shares of the Company’s common stock, par value $0.001. The service term is 12 months (commencing September 22, 2010 and ending September 21, 2011). The value of the common shares using the stock price on date of commencement is $0.14 per share. The total value of $105,000 was recorded as prepaid consulting expense and will be amortized over the service period of 12 months.  As of December 31, 2010, the Company amortized $35,000 as general administrative expenses in the accompanying consolidated statements of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Separation Agreements

In May 2010, the Company entered into a separation agreement with Lee Rosen, the former Chairman of the Board.  In connection with the separation agreement, the Company issued a total of 164,062 shares of the Company’s common stock, par value $0.001.  The value of the common shares using the stock price on the date of issuance was $0.64 per share.  The total value of $105,000 is included in general administrative expenses in the accompanying consolidated statements of operations.

In October 2010, the Company entered into a separation agreement with Cary J. Claiborne, the former Chief Executive Officer.  In connection with the separation agreement, the Company issued a total of 1,500,000 shares of the Company’s common stock, par value $0.001.  The value of the common shares using the stock price on the date of issuance was $0.11 per share.  The total value of $165,000 is included in general administrative expenses in the accompanying consolidated statements of operations.

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

Each share of Series A Preferred Stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid, provided that to the extent the shares of common stock to be issued are not then registered under the registration rights agreements with the Series A Preferred Stock investors, dividends shall cumulate but shall remain unpaid until such time as the shares are registered and issued.  The Company may elect to pay any dividends in cash in lieu of issuing shares of common stock, subject to any restrictions on dividends under Florida law.  The Series A Preferred Stock shall also participate on an as-converted basis with all dividends paid on the shares of common stock.  As of December 31, 2010 and 2009, accrued dividends for the Series A Preferred Stock were $-0- and $424,313, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full; the proceeds available will be allocated pro rata among the shares of Series A Preferred Stock.

Each investor in the Series A Private Placement also received a warrant exercisable for a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series A Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.00 per share. At any time following the first anniversary of the closing date and provided that the shares of common stock issuable upon exercise of the warrants are not then registered for resale pursuant to an effective registration statement under the Securities Act, the warrants may also be exercised by means of a “cashless exercise.” The warrants had a fair value of $2,610,882 on the date of issuance based on the Black-Scholes option pricing model.  The estimated fair value of the warrants was included in additional paid-in capital.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

In May 2010, 18,400 shares of Series A Preferred Stock automatically converted into 582,089 shares of common stock computed by multiplying by such shares’ “stated value” (i.e. $100 per share plus the amount of all dividends accumulated thereon, $488,334 as of the conversion date) divided by the conversion price ($4.00).

Series B Preferred Stock

On March 31, 2008, the Company completed an offering (the “Series B Private Placement”) of a total 43,986 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a price of $100.00 per share to certain “accredited investors” as defined in Regulation D under the Securities Act. The gross proceeds from the issuance of 40,768 shares of Series B Preferred Stock were $4,076,800. In addition, the Company issued 3,218 shares of Series B Preferred Stock as commission in connection with the Series B Private Placement.

On May 13, 2008, the Company completed a second closing of the Series B Private Placement on a total 35,419 shares of the Company’s Series B Preferred Stock. The gross proceeds from the issuance of 35,123 shares of Series B Preferred Stock were $3,512,300. In addition, the Company issued 296 shares of Series B Preferred Stock as commission in connection with the second closing of the Series B Private Placement.  In summary, the Company sold a total of 75,891 shares of Series B Preferred Stock and warrants to purchase 446,413 shares of common stock for total gross proceeds of $7,589,100 pursuant to the Series B Private Placement.

The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding up of the Company. The Series B Preferred Stock is not redeemable.

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

Dividends will be payable from the date of issuance at a rate of 8% per year when and as declared by the board of directors. To the extent that dividends are not declared, or cannot be paid, there will be an increase in the stated value of the Series B Preferred Stock in the amount of 8% per year. In the event dividends are declared by the board of directors and paid by the Company on the common stock, holders of Series B Preferred Stock will either share ratably in such dividends based on the number of shares of common stock into which the Series B Preferred Stock may be converted or (to the extent that dividends are not declared or cannot be paid), there will be a corresponding increase in the stated value.  Dividends will be paid semiannually, at the Company’s election, in cash, in shares of Series B Preferred Stock (valued at stated value) or in common stock valued at the market price, on September 30 and March 31 of each year beginning on September 30, 2008, to holders of record on the 15th day of the preceding month. If there is an increase in stated value because dividends were not or could not be paid, that increase will occur semiannually on the dates that dividends would have been paid. As of December 31, 2010 and December 31, 2009, accrued dividends on the Series B Preferred Stock were $1,083,666 and $653,690, respectively.

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

Upon any liquidation of the Company, after the Company has made the required distributions to the holders of Series A Preferred Stock (and any other preferred stock then outstanding, if any, ranking in liquidation senior to the Series B Preferred Stock), and before any distribution is made to the holders of common stock (and any other stock ranking in liquidation junior to the Series B Preferred Stock), the holders of Series B Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate liquidation value of Series B Preferred Stock, which equals the stated value plus all accrued dividends not previously paid or added to stated value. As of, December 31, 2010, the liquidation value of the Series B Preferred Stock was $5,662,200.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Each investor in the Series B Private Placement also received a warrant exercisable for a number of shares of common stock equal to 25% of the number of shares of common stock into which the Series B Preferred Stock purchased by such investor is initially convertible. The initial exercise price of the warrants is $6.25 per share. Both the Series B Preferred Stock and the warrants include anti-dilution provisions that, if triggered, could result in a reduction of the conversion price of the Series B Preferred Stock or the exercise price of the warrants, but not below $3.00 per share. The warrants have a fair value of $2,032,739 based on the Black-Scholes option pricing model.  The estimated fair value of the warrants was included in additional paid-in capital.

In connection with the Series B Private Placement, the Company agreed to register the resale of the shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, (ii) as dividends on the Series B Preferred Stock, and (iii) upon exercise of warrants, all in accordance with registration rights agreements among the Company and each of the investors. Under the registration rights agreement, the Company was required to file a “resale” registration statement with the SEC covering such shares on or before the 30th day following the closing of the Series B Private Placement. The Company filed the registration statement on May 30, 2008, within the required time period. Since the registration statement was not declared effective by the SEC within 180 days of the initial required filing date, during the year ended December 31, 2008, the Company recorded an expense of $43,986 for 1% of the shares issued in the March 31, 2008, Series B Private Placement.  The registration statement was declared effective by the SEC on November 24, 2008.

If at any time prior to the first to occur of (i) the first anniversary of the registration of the common stock underlying the Series B Preferred Stock or (ii) 18 months after the closing , the Company issues any additional shares of common stock with a purchase price less than the conversion price of the Series B Preferred Stock, or additional convertible securities with a conversion price less than the conversion price of the Series B Preferred Stock, the conversion price of the Series B Preferred Stock will be reduced to the purchase price at which such common stock has been issued or the conversion price of such additional convertible securities, but not below a conversion price of $3.00 per share. The anti-dilution adjustments in the Series B Preferred Stock and warrants will not apply to certain issuances of equity securities or warrants, including those not issued in capital-raising transactions (such as to customers, suppliers, joint venture partners or in connection with acquisitions of property) or in connection with equity award or options granted by the Company to employees, consultants and directors under employee benefit plans approved by the board of directors under which options generally are granted with exercise prices at least equal to the Company’s stock price on the grant dates.

In conjunction with the March 2009 Private Placement, as noted in Note 4 above, the anti-dilution provisions were triggered. The conversion price of the Series B Preferred Stock and the exercise price of the warrants were reset to $3.00 per share. The Company recorded $4,005,161 as an additional deemed dividend related to the beneficial conversion feature during the year ended December 31, 2009. The additional beneficial conversion feature was calculated based on the number of shares that would be received upon conversion based on the adjusted conversion price. The Company then compared the number of shares that would be received upon conversion based on the adjusted conversion price with the number that would have been received prior to the occurrence of the contingent event.  The excess number of shares was multiplied by the commitment date stock price to determine the incremental intrinsic value resulting from the resolution of the contingency and the corresponding adjustment to the conversion price.

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

At January 1, 2009, the Company had a $260,116 common stock warrant liability recorded on its consolidated balance sheet due to the exercise price reset features.  In conjunction with the March 2009 Private Placement, as noted in Note 4 above, the anti-dilution provisions were triggered in the Series B Private Placement common stock purchase warrants.  The exercise price of the warrants was reset to $3.00 per share.  Accordingly, the change in fair value from the most recent reporting date to the date of March 2009 Private Placement was recorded in the consolidated statements of operations and the then-current fair value of the warrants $158,451 was reclassified from common stock warrant liability to additional paid-in capital.

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

NOTE 6 – OPTIONS, RESTRICTED STOCK, STOCK AND WARRANTS

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

In April 2009, the Company’s Board of Directors and shareholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 2.7 million to 6.4 million shares.  All other provisions of the Incentive Plan remained the same.

In February 2010, the Company’s Board of Directors approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 6.4 million to 10.0 million shares. In July 2010, the shareholders approved this amendment at the annual shareholders meeting.  All other provisions of the Incentive Plan remained the same.

Each stock option agreement specifies when all or any installment of the option becomes exercisable. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date, generally vest immediately or in equal installments over three years of continuous service and have a ten year contractual term.

Employee Options

The fair value of employee stock option awards for the years ended December 31, 2010 and 2009, was estimated using the Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options.  The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2010	2009
Weighted average grant date fair value	$0.29	$0.72
Dividend yield	0.0%	0.0%
Risk free rate of return	1.11-2.60%	1.54-2.93%
Expected life in years	5.0 – 5.8	4.4 - 6.0
Volatility	101-112%	100 - 106%

A summary of the status of the Company’s employee options outstanding as of December 31, 2010, and the changes during the period ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	8,954,845	$2.35	7.98
Granted	1,834,692	$0.41	9.47
Forfeited or cancelled	(998,119)	$2.51	7.89
Options outstanding at December 31, 2010	9,791,418	$1.97	7.36
Vested and expected to vest at December 31, 2010	9,298,418	$2.03	7.27	$–
Options exercisable at December 31, 2010	8,610,586	$2.15	7.09	$–

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Options exercisable at December 31, 2010, do not include 493,000 performance based options. The Company recognizes compensation cost for performance based options once it is probable that the performance milestones will be achieved. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2010. This amount changes based upon changes in the fair market value of the Company’s common stock.

The Company recognized $986,463 and $2,623,403 in compensation expense for stock options issued to employees for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2010, there was approximately $130,000 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.74 years.

Non-Employee Options

The fair value of employee stock option awards for the years ended December 31, 2010 and 2009, was estimated using the Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its non-employee stock options.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	2010	2009
Weighted average grant date fair value	$0.51	$0.78
Dividend yield	0.0%	0.0%
Risk free rate of return	2.17%	3.7%
Expected life in years	10	10
Volatility	101%	99%

A summary of the status of the Company’s non-employee options outstanding as of December 31, 2010, and the changes during the period ending on that date are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,741,000	$5.59	7.50
Granted	100,000	$0.64	9.43
Forfeited or cancelled	(1,450,000)	$6.00	6.32
Options outstanding at December 31, 2010	391,000	$2.81	7.95
Vested and expected to vest at December 31, 2010	191,000	$4.87	7.10	$–
Options exercisable at December 31, 2010	191,000	$4.87	7.10	$–

Options exercisable at December 31, 2010, do not include 200,000 performance based options.  The Company recognizes compensation cost for performance based options once it is probable that the performance milestones will be achieved. The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributable to the milestone is recorded over the service period.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company recognized $17,603 and $35,684 in compensation expense for stock options issued to non-employees for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2010, there was approximately $37,000 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.875 years

Restricted Stock Grants

In May 2008, the Compensation Committee of the Company’s Board of Directors approved a Management Equity Compensation Plan (the “Equity Compensation Plan”) to ensure that equity remains a significant component of management compensation and to align employee and shareholder interests, by providing opportunities for employees to own the Company’s common stock and to motivate and retain key employees with multi-year equity incentives. The Equity Compensation Plan generally contemplates annual restricted stock grants based on achieving certain performance targets and vesting annually over three years. The amount of each award is relative to an employee’s total compensation and based on the individual’s ability to affect the Company’s results, with higher level positions generally receiving grants equal to a greater percentage of their compensation than lower level positions. All shares and options issued under the Equity Compensation Plan are issued pursuant to the Company’s Incentive Plan that has been approved by the Company’s shareholders.

In March 2010, the Company granted and issued under the Equity Compensation Plan, 477,452 restricted shares to certain employees based on achieving certain 2009 performance targets as determined by the Compensation Committee of the Board of Directors. The grant was approved by the Compensation Committee of the Board of Directors. The number of restricted shares issued was calculated based on the dollar value of the award divided by the closing price of the Company’s common stock on the date the grant was approved by the Compensation Committee of the Board of Directors.  The restricted stock was granted at $0.73 per share.

In March 2010, the Company granted and issued under the Equity Compensation Plan, 522,547 restricted shares to certain employees as a special employment retainer incentive. The grant was approved by the Compensation Committee of the Board of Directors. The number of restricted shares issued was also determined by the Compensation Committee of the Board of Directors with input from management.  The restricted stock was granted at $0.73 per share.

In July 2010, the Company issued under the Equity Compensation Plan, 521,667 restricted shares to its former Chairman of the Board per the terms of his separation agreement.  The restricted stock was previously granted at $0.99 per share.

In October 2010, the Company granted and issued under the Equity Compensation Plan, 1,000,000 restricted shares to the new Chief Executive Officer.  Pursuant to his Employment Agreement, 500,000 of these restricted shares vested immediately and 500,000 vest on the anniversary of the date of hire.  The restricted stock was granted at $0.11 per share.

During the year ended December 31, 2010, the Company cancelled 203,329 shares of previously issued and unvested restricted stock forfeited by several former employees.  During the year ended December 31, 2010, the Company cancelled 164,062 shares of previously issued and unvested restricted stock forfeited by its former Chairman of the Board per the terms of his separation agreement.

In July 2010, the Company accelerated the vesting of its former Chairman of the Board’s restricted stock per the terms of his separation agreement. Upon his termination, 487,149 shares of restricted stock vested.  The Company recorded non-cash compensation expense of approximately $570,000 as a result of the vesting acceleration.

In October 2010, the Company accelerated the vesting of its former Chief Executive Officer’s restricted stock per the terms of his separation agreement. Upon his termination, 251,713 shares of restricted stock vested.  The Company recorded non-cash compensation expense of approximately $180,000 as a result of the vesting acceleration.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Information with respect to all of the Company’s restricted share awards is as follows:

	Shares	Weighted Average Fair Value

Awards outstanding at January 1, 2010	1,179,255	$1.22
Granted	2,521,666	$0.54
Forfeited and cancelled	(367,391)	$0.95

Awards outstanding at December 31, 2010	3,333,530	$0.73

	Shares	Weighted Average Fair Value

Non-vested awards outstanding at January 1, 2010	967,275	$1.05
Granted	2,521,666	$0.54
Vested	(1,898,343)	$0.80
Forfeited and cancelled	(367,391)	$0.95

Non-vested awards outstanding at December 31, 2010	1,223,207	$0.57

The Company recognized $1,338,205 and $644,915 in compensation expense for restricted stock awards issued to employees for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2010, there was approximately $470,000 of total unrecognized compensation expense related to unvested employee restricted stock awards.  This expense is expected to be recognized over a weighted-average period of approximately one year.

Stock Grants

In March 2009, the Company issued 25,000 shares of common stock to its former President and Chief Executive Officer, included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2008, as part of his employment agreement.  The restricted stock was issued at $1.00 per share.

In December 2009, the Company issued 29,070 shares of common stock to its former President and Chief Executive Officer as part of his employment agreement.  The restricted stock was issued at $0.86 per share.  The Company recognized $25,000 in compensation expense for common stock awards issued to its former President and Chief Executive Officer for the year ended December 31, 2009 which is included in general and administrative expense in the consolidated statements of operations.

Warrants to Purchase Common Stock

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

The fair value of warrants to purchase common stock for the years ended December 31, 2010 and 2009 was estimated using Black-Scholes option pricing model on the date of grant using the assumptions in the following table.  The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the contractual life of the options. The Company uses the contractual term as the expected term of its warrants to purchase common stock.  The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

	2010	2009

Weighted average grant date fair value	$0.16	$0.61
Dividend yield	0.0%	0.0%
Risk free rate of return	1.33 – 2.43%	1.72 – 2.53%
Expected life in years	4.7 – 5	4.5 - 5
Volatility	101-111%	99-105%

The following table summarizes the Company’s warrant activity for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price

Warrants outstanding at January 1, 2009	3,382,648	$4.52
Issued to investors in connection with the sale of common stock	5,144,251	$0.98
Exchange warrants issued to investors in connection with March 2009 Private Placement	97,792	$1.00
Issued to non-employees for services	1,352,807	$1.10
Issued to investors in connection with waivers of anti-dilution provisions	414,825	$0.90
Canceled	(97,792)	$3.00
Warrants outstanding at December 31, 2009	10,294,531	$1.95
Issued to investors in connection with the sale of common stock	8,210,837	$0.26
Issued to investors in connection with convertible debt	1,058,824	$0.52
Issued to non-employees for services	322,419	$0.84
Canceled	(5,555)	$0.84
Exercised	(5,764,423)	$0.015
Warrants outstanding at December 31, 2010	14,116,633	$1.62

The following table summarizes the Company’s warrants outstanding at December 31, 2010:

Number of Warrants	Exercise Prices	Expiration Dates

277,778	$0.25	2015
392,157	$0.3250	2015
50,000	$0.37	2015
55,556	$0.5625	2015
555,556	$0.60	2015
5,275,788	$0.90	2014
2,491,055	$0.90	2015
97,792	$1.00	2014
875,000	$1.09	2014
158,480	$1.50	2011
340,000	$1.50	2012
761,095	$1.60	2014
100,000	$2.00	2011
100,000	$2.25	2011
77,920	$2.50	2011
9,000	$2.53	2013
796,058	$3.00	2011
50,000	$3.50	2013
90,416	$4.00	2013
950,357	$5.25	2012
589,875	$6.00	2012
22,750	$9.00	2012
14,116,633

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Year ended December 31, 2009

In February 2009, the Company entered into an agreement for investor relations services. In connection with the agreement, the Company granted warrants to purchase 475,000 shares of common stock at an exercise price of $1.09. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for investor relations services, vest over a twelve month period, and expire in five years. The warrants were valued at $323,413, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 99%; average risk-free interest rate of 1.79%; expected term of 5 years; and dividend yield of 0%.  The total value of $323,413 was recorded as prepaid consulting expense and was amortized over the service period of 12 months.  As of December 31, 2010 and 2009, the Company amortized $26,951 and $296,462, respectively, as general administrative expenses in the accompanying consolidated statements of operations.

In February 2009, the Company entered into an agreement for investor relations services. In connection with the agreement, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $1.09. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for investor relations services, vest over a twelve month period, and expire in five years. The warrants were valued at $102,132, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 99%; average risk-free interest rate of 1.79%; expected term of 5 years; and dividend yield of 0%.  The total value of $102,132 was recorded as prepaid consulting expense and was amortized over the service period of 12 months.  As of December 31, 2010 and 2009, the Company amortized $8,512 and $93,620, respectively, as general administrative expenses in the accompanying consolidated statements of operations.

In February 2009, the Company entered into an agreement for investor relations services. In connection with the agreement, the Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $1.09. The warrants, which were approved by the Company’s board of directors, were granted in partial consideration for investor relations services, vest over a twelve month period, and expire in five years. The warrants were valued at $170,218, based on the application of the Black Scholes option valuation model with the following assumptions: expected volatility of 99%; average risk-free interest rate of 1.79%; expected term of 5 years; and dividend yield of 0%.  The total value of $170,218 was recorded as prepaid consulting expense and was amortized over the service period of 12 months.  As of December 31, 2010 and 2009, the Company amortized $14,185 and $156,033, respectively, as general administrative expenses in the accompanying consolidated statements of operations.

In June 2009, the Company issued five-year warrants to purchase 3,957,500 shares of the Company’s common stock at $0.90 per share in connection with the March 2009 Private Placement. Warrants to purchase an additional 190,750 shares of the Company’s stock were issued to the private placement agent (see Note 4).  In addition, the Company issued five-year warrants to purchase 97,792 shares of the Company’s common stock at $1.00 per share to investors that participated in the Company’s 2008 Series B Private Placement (see Note 5) and invested a specified amount in the March 2009 Private Placement (see Note 4) in exchange for their existing warrants.

In July 2009, the Company issued five-year warrants to purchase 608,876 shares of the Company’s common stock at $1.60 per share in connection with the July 2009 Offering. Warrants to purchase an additional 152,219 shares of the Company’s stock were issued to the private placement agent (see Note 4).

In June and September 2009, the Company issued five-year warrants to purchase 414,825 shares of common stock at $0.90 per share in connection with the waiver of certain anti-dilution provisions in the March 2009 Private Placement (see Note 4).

In December 2009, the Company issued five-year warrants to purchase 577,875 shares of the Company’s common stock at $0.90 per share in connection with the December 2009 Offering. Warrants to purchase an additional 134,838 shares of the Company’s stock were issued to the private placement agent (see Note 4).

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Year ended December 31, 2010

In February 2010, the Company issued five-year warrants to purchase 1,890,858 shares of the Company’s common stock at $0.90 per share in connection with the February 2010 Private Placement. Warrants to purchase an additional 189,086 shares of the Company’s stock were issued to the private placement agent (see Note 4).

In April 2010, the Company issued warrants to purchase a total of 388,889 shares of the Company’s common stock at an exercise price of $0.90 per share in connection with the April 2010 Convertible Notes financing. These warrants became exercisable at any time after the six-month anniversary of their date of issuance (see Note 3).  Warrants to purchase an additional 77,777 shares of the Company’s stock were issued to the finder (see Note 3).

In June 2010, the Company issued five-year warrants to purchase 555,556 shares of the Company’s common stock at $0.60 per share in connection with the June 2010 Offering. Warrants to purchase an additional 55,556 shares of the Company’s stock were issued to the private placement agent (see Note 4).

In August 2010, the Company issued five-year warrants to purchase 1,250,000 shares of the Company’s common stock at $0.30 per share in connection with the August 2010 Offering (see Note 4).

In September 2010, the Company issued five-year warrants to purchase 392,157 shares of the Company’s common stock at $0.33 per share in connection with the September 2010 Modification of the April 2010 Convertible Notes (see Note 3).

In September 2010, the Company issued five-year warrants to purchase 2,668,269 shares of the Company’s common stock at $0.15 per share in connection with the September 2010 Offering (see Note 4).

In September 2010, the Company issued five-year warrants to purchase 277,778 shares of the Company’s common stock at $0.25 per share in connection with the Additional September 2010 Modification of the April 2010 Convertible Notes (see Note 3).

In October 2010, the Company issued five-year warrants to purchase 1,846,154 shares of the Company’s common stock at $0.13 per share in connection with the October 2010 Offering (see Note 4).

In November 2010, 5,764,423 warrants were exercised at a weighted average exercise price of $0.015, resulting in aggregate net proceeds of $86,465.

Warrant Modifications

Effective October 4, 2010, when the market price of the Company’s common stock was $0.13 per share, the Company entered into an amendment agreement with three investors in the August and September 2010 Offerings to reduce the exercise price of warrants to purchase 1,250,000 shares of the Company’s common stock issued in the August 2010 Offering from $0.30 to $0.13 per share and warrants to purchase 2,668,269 shares of the Company’s common stock issued in the September 2010 Offering from $0.15 to $0.13 per share. The warrants vested as of October 4, 2010, but the expiration dates remained the same as noted in the original terms of the warrants.  The Company has recognized a deemed dividend of $23,436 attributable to the incremental fair value resulting from the modification of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

August 2010 Warrants:	Before	After
Risk-free interest rate	1.23%	1.23%
Dividend yield	0%	0%
Volatility factor	108.57%	108.57%
Remaining term (years)	4.87	4.87

September 2010 Warrants:	Before	After
Risk-free interest rate	1.23%	1.23%
Dividend yield	0%	0%
Volatility factor	108.57%	108.57%
Remaining term (years)	4.97	4.97

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Effective November 1, 2010, when the market price of the Company’s common stock was $0.10 per share, the Company entered into an amendment agreement with three investors in the August, September, and October 2010 Offering’s to reduce the exercise price of warrants to purchase 1,250,000 shares of the Company’s common stock issued in the August 2010 Offering from $0.13 to $.015 per share, warrants to purchase 2,668,269 shares of the Company’s common stock issued in the September 2010 Offering from $0.13 to $0.015 per share, and warrants to purchase 1,846,154 shares of the Company’s common stock issued in the October 2010 Offering from $0.13 to $0.015 per share, subject to the complete exercise of the warrants by November 6, 2010.  The investors exercised the re-priced warrants and the Company received cash proceeds of $86,465.  The Company has recognized a deemed dividend of $100,286 attributable to the incremental fair value resulting from the modification of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

August 2010 Warrants:	Before	After
Risk-free interest rate	1.17%	1.17%
Dividend yield	0%	0%
Volatility factor	111.38%	111.38%
Remaining term (years)	4.79	4.79

September 2010 Warrants:	Before	After
Risk-free interest rate	1.17%	1.17%
Dividend yield	0%	0%
Volatility factor	111.38%	111.38%
Remaining term (years)	4.89	4.89

October 2010 Warrants:	Before	After
Risk-free interest rate	1.17%	1.17%
Dividend yield	0%	0%
Volatility factor	111.38%	111.38%
Remaining term (years)	4.93	4.93

NOTE 7 – GAIN ON SETTLEMENT OF TRADE PAYABLES

The gain on settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for settlement and payment of the trade payable at amounts less than the recorded liability. For the year ended December 31, 2010, the Company’s gain on settlement of trade payables, net was as follows:

	Amounts Settled	Payments in Cash	Payments in Equity	Gain on Settlement of Trade Payables, net

Other trade payables	$1,128,850	$(288,045)	$(83,376)	$757,429
Services Agreement (see Note 9)	$255,308	$-	$-	$255,308
Deferred rent (see Note 9)	$63,158	$-	$-	$63,158
Lease Agreement (see Note 9)	$480,000	$(150,000)	$(75,000)	$255,000

Total	$1,927,316	$(438,045)	$(158,376)	$1,330,895

NOTE 8 – INCOME TAXES

The reconciliation of income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows:

	2010	2009
Tax at statutory rate	$(4,154,000)	$(6,490,000)
State taxes, net of federal benefit	(355,000)	(467,000)
Permanent differences and other	981,000	(1,828,000)
Change in valuation allowance	3,528,000	8,785,000
Income tax expense	$-	$-

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates.  As of December 31, 2010 and 2009, the Company had no uncertain tax positions and no unrecognized tax benefits.  Potential interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.  The Company has not incurred any penalties relating to income taxes recognized in the consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

The following table sets forth the detail of the Company’s deferred taxes:
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$11,212,000	$8,961,000
Intangible assets and property, plant and equipment	988,000	789,000
Share-based payments	6,063,000	5,180,000
Other	317,000	122,000
Total deferred tax assets	$18,580,000	$15,052,000
Valuation allowance	(18,580,000)	(15,052,000)
Net deferred tax assets	$-	$-

As of December 31, 2010, the Company has federal and state net operating loss carryforwards of approximating $29,750,000.  The federal net operating loss carryforwards will begin to expire in 2026 unless utilized.

Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%.  A valuation allowance of $18,580,000 and $15,052,000 has been recognized to offset the deferred tax assets at December 31, 2010 and 2009 as realization of such assets is uncertain.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 12, 2008, the Company entered into a site lease agreement (the “Lease Agreement”) with Pennington Partners, LLC (“Pennington”) to locate the Company’s first commercial scale biofuel manufacturing plant at a port location in Baltimore, Maryland and a terminaling services agreement (the “Services Agreement”) with Atlantic Terminalling, LLC (“Atlantic”), an affiliate of Pennington, to provide certain terminaling services at the site.  The Lease Agreement covers the physical premises where the production facility will be located as well as approximately six million gallons of storage tank capacity and related terminaling facilities. The initial term of the Lease Agreement is five years with an option to renew for three additional five year periods. The initial base rent rate was $35,000 per month for the first six months, $55,000 per month for the next six months, $75,000 per month in the second year and then to an amount equal to the monthly base rent payable during the preceding rental year increased by 3%.  Under the Services Agreement, Atlantic was to provide terminaling services that included the receipt, the unloading and the transfer of raw materials and the subsequent transfer and load out of finished product from and to railcars, barges and trucks. The term of the Services Agreement was to run concurrently with the Lease Agreement. The Company agreed to pay a throughput charge for each gallon of product outflow, subject to certain minimums.  The total minimum throughput charges, for the initial five year Services Agreement period, were approximately $916,000.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

On or about January 4, 2010, the Company was notified that it was in default under the Lease Agreement with Pennington and the Services Agreement with Atlantic, primarily due to its failure to pay rent in the amount of $320,000.  Effective August 27, 2010, the Services Agreement with Atlantic was terminated and the Company was released from paying all amounts outstanding. The termination of the Services Agreement resulted in a gain on settlement of trade payables of $318,466, including derecognition of the $63,158 balance in deferred rent (see Note 7).  On August 27, 2010, the Company negotiated a settlement of the amounts owed under the Lease Agreement and entered into an amendment to the Lease Agreement.  The Company agreed to pay $150,000 in cash and issued 300,000 shares of common stock with a total fair market value of $75,000 to Pennington in connection with the settlement of the amounts owed under the Lease Agreement resulting in a gain on settlement of trade payables of $255,000 (see Note 7).  The fair market value of the shares issued was $0.25 per share.

Effective August 1, 2010, pursuant to the amendment to the Lease Agreement, the base rent rate was reduced to $25,000 per month for the remainder of the initial term of the Lease Agreement.

For the years ended December 31, 2010 and 2009, rent and terminaling services expense under operating leases included in cost of product revenue was $694,988 and $926,630, respectively.  For the years ended December 31, 2010 and 2009, rent and terminaling service expense under operating leases included in general and administrative expense was $0 and $319,775, respectively.  As of December 31, 2010 and December 31, 2009, accrued and unpaid rent under these agreements totaled approximately $0 and $362,500, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

At December 31, 2010, the Company had two non-cancelable operating leases expiring at various times through September 30, 2011.  For the year ended December 31, 2010 rent expense for various operating leases for corporate offices included in general and administrative expense was $50,880.

At December 31, 2009, the Company had three non-cancelable operating leases expiring at various times through July 31, 2010.  For the year ended December 31, 2009, rent expense for various operating leases for corporate offices included in general and administrative expense was $70,206.

At December 31, 2010, the Company’s minimum commitments under non-cancelable operating leases were as follows:

Year ending December 31,
2011	$300,000
2012	300,000
2013	225,000
Total minimum lease payments	$825,000

NOTE 10 – SEPARATION AND EMPLOYMENT AGREEMENTS

Resignation of Lee S. Rosen as Chairman and Separation Agreement

The Company entered into a Separation Agreement and Waiver and Release (the “Separation Agreement”) with Mr. Lee S. Rosen, former Chairman of the Board and Director of the Company, on May 7, 2010 (the “Separation Date”).  Under the terms of the Separation Agreement, which superseded any previous employment agreement, and beginning on May 7, 2010, Mr. Rosen: (i) received a payment for all accrued and unpaid base salary and all earned and accrued unused vacation pay through the Separation Date; (ii) received a cash severance payment of approximately $95,000; (iii) received a total of 164,062 shares of the Company’s common stock valued at $105,000 ($0.64 stock price on the date of issuance); and (iv) is eligible for COBRA health benefits, which premiums were paid by Mr. Rosen and reimbursed by the Company for a period of 18 months in accordance with its health benefit contribution policies.

In addition, the Company accelerated the vesting of Mr. Rosen’s stock options and restricted stock per the terms of his Separation Agreement. Upon his termination, 487,149 shares of restricted stock and 313,060 options vested.  The Company recorded non-cash compensation expense of approximately $710,000 as a result of the vesting acceleration.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

Resignation of Cary J. Claiborne as Chief Executive Officer and Separation Agreement

The Company entered into a Separation Agreement, as amended, (the “Claiborne Separation Agreement”) with Mr. Cary J. Claiborne, former Chief Executive Officer and Director of the Company, on October 9, 2010 (the “Claiborne Separation Date”).  Under the terms of the Claiborne Separation Agreement, which superseded any previous employment agreement, and beginning on October 9, 2010, Mr. Claiborne: (i) received a payment for all accrued and unpaid base salary, all earned and accrued unused vacation pay through the Separation Date, and all accrued and unpaid bonuses; (ii) received a cash severance payment of approximately $70,000; (iii) received a total of 1,500,000 shares of the Company’s common stock valued at $165,000 ($0.11 stock price on the date of issuance); and (iv) is eligible for COBRA health benefits, which premiums were paid by Mr. Claiborne and reimbursed by the Company for a period of 18 months in accordance with its health benefit contribution policies.

In addition, the Company accelerated the vesting of Mr. Claiborne’s stock options and restricted stock per the terms of his Claiborne Separation Agreement. Upon his termination, 251,713 shares of restricted stock and 797,604 options vested.  The Company recorded non-cash compensation expense of approximately $320,000 as a result of the vesting acceleration.

On October 10, 2010 the Company entered into a consulting agreement with Mr. Claiborne to provide advisory and other transition services to the Company’s new President and Chief Executive Officer as well as to the Chief Financial Officer.  The term of the agreement was from October 10, 2010 to November 30, 2010.  The Company paid $60,000 in consulting fees pursuant to the consulting agreement.

Appointment and Termination of Miles F. Mahoney as Chief Executive Officer and Employment Agreement

On October 9, 2010, the Company entered into an Employment Agreement with Mr. Miles F. Mahoney appointing him as the Company’s new President and Chief Executive Officer.  The Mahoney Employment Agreement (the “Mahoney Employment Agreement”) provided for an indefinite term, but was terminable by the Company or Mr. Mahoney with or without cause.  The Mahoney Employment Agreement provided for an annual base salary of $225,000 and an incentive bonus of up to $125,000 if the Company entered into a definitive agreement with a strategic investor on or before December 31, 2010, for additional financing.  Pursuant to the Mahoney Employment Agreement, in the event Mr. Mahoney’s employment was terminated by the Company without “Cause” or by Mr. Mahoney for “Good Reason,” Mr. Mahoney would be entitled to severance pay equal to twelve months of his then base salary.

In addition, the Company granted 1,000,000 shares of restricted common stock and 1,000,000 options pursuant to the Mahoney Employment Agreement under the terms of the Company’s Equity Compensation Plan and recorded non-cash compensation expense of approximately $123,000.  Half of the shares and options received pursuant to the Mahoney Employment Agreement vested immediately and the remaining shares and options vest on the one year anniversary of employment.

On March 14, 2011, Miles F. Mahoney was terminated from his position as President, Chief Executive Officer and Director effective immediately.

NOTE 11 – BALANCE SHEET CAPTIONS

Prepaid expenses and other current assets consist of the following:
	December 31, 2010	December 31, 2009
Prepaid consulting fees	$815,750	$74,048
Other prepaid expenses and current assets	88,504	163,587

Total	$904,254	$237,635

NOTE 12 – SUBSEQUENT EVENTS

In January 2011, the Company entered into an amendment with the holders of $155,000 of April 2010 Notes (the “January 2011 Modification”).  The January 2011 Modification provided the following modifications:

▪	The conversion price was modified from $0.14 to $0.005 per share for $75,000 of the principal and interest outstanding; and
▪	The conversion price was modified from $0.14 to $0.0075 per share for $80,000 of the principal and interest outstanding.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements

On February 1, 2011, the Company completed a private placement of senior secured convertible notes (the “February 2011 Notes”) with four (4) accredited investors generating approximately $1,000,000 in gross proceeds.  The February 2011 Notes were issued pursuant to a Subscription Agreement (the “Subscription Agreement”), between the Company and the Investors.

In connection with the Subscription Agreement and the sale of the February 2011 Notes, the Company executed a Security Agreement with the Investors (the “Security Agreement”).  The February 2011 Notes will pay interest at a rate of eight percent (8%) per annum, mature six months after their date of issuance and are convertible into shares of common stock at a conversion price of ten cents ($0.10) per share of Company common stock (subject to adjustment) at any time prior to repayment, at the election of the Investor.  In the aggregate, the February 2011 Notes will be convertible into up to 10,400,000 shares of common stock if held to maturity, including interest.  Pursuant to the Security Agreement, the February 2011 Notes are secured by the assets of the Company until fifty-one percent (51%) of the aggregate outstanding principal of the February 2011 Notes is either retired or converted into shares of the Company’s common stock.

At any time prior to maturity of the February 2011 Notes, at the Company’s option, the Company may prepay the outstanding principal amount of the February 2011 Notes plus unpaid accrued interest without penalty.  Upon the occurrence of an event of default (as defined in the February 2011 Notes and Security Agreement), the outstanding principal and all accrued interest on the February 2011 Notes will accelerate and automatically become immediately due and payable. The Investors, at their option, also have the right to accelerate payment if the Company engages in certain change of control transactions.

In connection with the sale of the February 2011 Notes, the Company issued two (2) sets of warrants to each investor.  Class A warrants are exercisable for an aggregate of 4,500,000 shares of Company common stock with an exercise price of ten cents ($0.10) per share (the “Class A Warrants”) and Class B warrants exercisable for an aggregate of 500,000 shares of Company common stock at one-half cent ($0.005) per share (the “Class B Warrants,” and collectively with the Class A Warrants, the “Warrants”).

The Company agreed to pay commissions to the placement agent in connection with the private placement based on the proceeds received from the purchasers introduced.  The Company paid the placement agent a cash commission equal to three percent (3%) of the total proceeds received at closing.  The Company issued the placement agent Class B Warrants to purchase 400,000 shares of common stock.

In February 2011, the Company repaid $100,000 of November 2010 Notes with proceeds from the February 2011 Notes issuance.

At a Special Shareholders Meeting held on March 3, 2011, the Company’s shareholders approved a proposal to increase the Company’s authorized number of shares of common stock from 100,000,000 to 350,000,000.

On March 21, 2011, the Perpetual License, as amended, was further amended to extend the $1,000,000 payment due on March 20, 2011 until May 21, 2011.  No consideration was paid for the amendment.