Form 10-Q
period 2011-03-31
New Generation Biofuels Holdings, Inc
filed 2011-05-16
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

At April 30, 2011, the registrant had 93,075,564 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Because our common stock is considered to be a “penny stock” under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward-looking statements.  Our actual results could differ materially from anticipated results. Important factors that may cause actual results to differ from projections include without limitation:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$108,057	$149,909
Restricted cash	14,708	14,706
Other receivables	-	9,095
Debt issuance costs, net	52,898	25,000
Prepaid expenses and other current assets	472,629	904,254
Total current assets	648,292	1,102,964

Property, plant and equipment, net	1,167,143	1,189,620
License agreement, net	4,880,434	5,034,545
Other assets, net	383,337	370,906
Total assets	$7,079,206	$7,698,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,684,650	$1,647,449
Convertible notes payable
(net of unamortized debt discount of $248,114 and $11,141)	1,126,636	518,859
License agreement payable, current portion
(net of unamortized debt discount of $274,302 and $291,844)	1,725,698	708,156
Accrued dividends on preferred stock	1,193,151	1,083,666
Derivative liabilities	84,877	12,692
Total current liabilities	5,815,012	3,970,822

License agreement payable
(net of unamortized debt discount of $258,621 and $331,995)	1,741,379	2,668,005
Deferred rent	127,774	149,069
Total liabilities	7,684,165	6,787,896

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-

Series A Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value; 300,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-

Series B Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value; 250,000 shares authorized; 45,785 and 45,785 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively; aggregate liquidation preference of $5,771,685	3,094,872	3,094,872

Common stock, $0.001 par value, 350,000,000 and 100,000,000 shares authorized as of March 31, 2011 and December 31, 2010, respectively; 93,075,564 and 82,083,896 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	93,075	82,083

Additional paid-in-capital	61,311,742	60,380,709

Accumulated deficit	(65,104,648)	(62,647,525)
Total stockholders' equity (deficit)	(604,959)	910,139
Total liabilities and stockholders’ equity (deficit)	$7,079,206	$7,698,035

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Revenues:
Product	$-	$6,477
Alternative fuel tax credit	-	-
Total revenue	-	6,477

Operating expenses:
Cost of product revenue (including depreciation and amortization of $182,730 and $179,453, respectively)	249,767	580,948
Research and development	89,875	80,858
General and administrative	1,375,176	2,344,998

Total operating expenses	1,714,818	3,006,804

Loss from operations	(1,714,818)	(3,000,327)

Other income and (expenses): Interest income	57	314
Interest expense	(239,305)	(101,985)
Loss on extinguishment of convertible debt	(163,305)	-
Gain on extinguishment of license agreement payable	-	154,000
Gain on settlement of trade payables	10,600	-
Loss on conversion of debt	(403,163)	-
Gain on net change in fair value of derivative liabilities	162,295	7,106

Total other income (expenses), net	(632,821)	59,435

Net loss	(2,347,639)	(2,940,892)

Dividends to preferred stockholders	(109,484)	(148,692)

Net loss attributable to common stockholders	$(2,457,123)	$(3,089,584)

Basic and diluted net loss per share	$(0.03)	$(0.09)

Weighted average number of shares outstanding	86,309,266	33,614,160

The accompanying notes are an integral part of these consolidated financial statements

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
Three Months ended March 31, 2011
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In- Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	82,083,896	$82,083	-	$-	45,785	$3,094,872	$60,380,709	$(62,647,525)	$910,139

Issuance of stock options and restricted stock to employees	-	-	-	-	-	-	186,892	-	186,892
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	341,965	-	341,965
Issuance of common stock in connection with conversion of debt	6,250,000	6,250	-	-	-	-	306,250	-	312,500
Issuance of common stock in connection with conversion of debt	4,533,335	4,534	-	-	-	-	86,134	-	90,668
Issuance of common stock for payment of accounts payable and accrued expenses	208,333	208	-	-	-	-	9,792	-	10,000
Preferred stock dividends	-	-	-	-	-	-	-	(109,484)	(109,484)
Net loss	-	-	-	-	-	-	-	(2,347,639)	(2,347,639)

Balance at March 31, 2011	93,075,564	$93,075	-	$-	45,785	$3,094,872	$61,311,742	$(65,104,648)	$(604,959)

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,347,639)	$(2,940,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting fee	406,500	64,539
Amortization of debt issuance costs	42,075	-
Depreciation and amortization expense	22,477	20,831
Amortization of license agreement	154,111	154,117
Amortization of debt discount on license agreement payable	90,916	101,984
Amortization of patents	9,336	7,540
Amortization of debt premium on convertible notes	(1,870)	-
Amortization of debt discount on convertible notes	86,338	-
Compensation expense associated with stock options and restricted stock to employees	186,892	483,751
Stock options issued to non-employees for services	-	3,318
Gain on change in fair value of derivative liabilities	(162,295)	(7,106)
Loss on extinguishment of convertible debt	163,305	-
Loss on conversion of debt	403,163	-
Gain on settlement of trade payables	(10,600)	-
Gain on extinguishment of license agreement payable	-	(154,000)
Changes in operating assets and liabilities:
Accounts receivable	-	40,792
Other receivables	9,095	-
Prepaid expenses and other current assets	25,125	54,146
Other assets	-	(1,104)
Accounts payable and accrued expenses	62,533	879,631
Deferred rent	(21,295)	(20,136)
Net cash used in operating activities	(881,833)	(1,312,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(2)	(14,700)
Purchases of property and equipment	-	(13,198)
Capitalized patent costs	(21,767)	(3,888)
Net cash used in investing activities	(21,769)	(31,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	-	(120,000)
Proceeds from issuance of common stock, net	-	1,136,388
Proceeds from the issuance of convertible notes	1,012,500	-
Debt issuance costs	(50,750)	-
Repayment of convertible notes	(100,000)	-
Net cash provided by financing activities	861,750	1,016,388
Decrease in cash and cash equivalents	(41,852)	(327,987)
Cash and cash equivalents - beginning of period	149,909	567,647
Cash and cash equivalents - end of period	$108,057	$239,660

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Accrued dividends on preferred stock	$109,484	$148,692
Common stock issued for payment of license agreement payable	$-	$726,000
Issuance of common stock for payment of accounts payable and accrued expenses	$10,000	$-
Anti-dilution obligation associated with issuance of common stock	$-	$40,000
Issuance of common stock for settlement of anti-dilution obligation	$-	$58,449
Issuance of warrants for debt issuance costs	$19,223	$-
Issuance of warrants with convertible debt	$157,777	$-
Embedded conversion feature on convertible debt	$57,480	$-
Debt discount as a result of beneficial conversion feature associated with convertible debt modification	$341,965	$-
Conversion of debt to common stock	$4	-

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

Through our wholly owned subsidiary, New Generation Biofuels, Inc., a Delaware corporation, the Company holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary emulsion technology, (the “Licensed Technology”), as more fully described in Note 3.  Additionally, the Company has filed two patent applications for solution based biofuel utilizing low alternative use feedstocks sourced from by-products of other technologies.  The Licensed Technology coupled with the filed patents constitute the Company’s technology, (the “Technology”) which centers on the use of precise mixing approaches to blend oils from renewable sources with additives and water to create renewable biofuels.

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 15, 2011.

The Company has a history of recurring losses, including a net loss of $2.3 million for the three months ended March 31, 2011, a working capital deficit of $5.2 million and an accumulated deficit of $65.1 million as of March 31, 2011.  Based on the Company’s operating plan, its existing working capital and capital resources will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, payments under the Exclusive License Agreement, as amended, and working capital requirements through December 31, 2011, without immediate additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company is seeking to raise additional capital through public and/or private placement offerings and targeting strategic partners.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures.  The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentations.

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

Debt Issuance Costs

Debt issuance costs represent costs incurred to obtain debt financing and are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt instrument.  Amortization expense for the three months ended March 31, 2011 and 2010 was $42,075 and $-0-, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.  For the three months ended March 31, 2011 and 2010, no impairment charges were deemed necessary.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in GAAP. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt instrument.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Registration Rights Agreements

In connection with the sale of certain equity instruments, the Company has entered into a number of registration rights agreements. Generally, these agreements require the Company to file registration statements with the SEC to register the resale of common shares that may be issued to selling stockholders on conversion of preferred stock, to permit resale of common shares previously sold under an exemption from registration or to register the resale of common shares that may be issued on exercise of outstanding options or warrants.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

If the Company determines a payment under outstanding registration rights arrangements is probable and can be reasonably estimated, a liability is recorded. As of March 31, 2011 and December 31, 2010, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liabilities as of March 31, 2011 and December 31, 2010.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Legal costs incurred in connection with loss contingencies are expenses as incurred.

Share-Based Compensation

Compensation expense for share-based payment arrangements with employees is based on the grant date fair value of awards. The Company applies the Black-Scholes option-pricing model to determine the fair value of stock options and management must use its judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Stock options and restricted stock units with performance based vesting provisions are expensed based on the Company’s estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. The Company performs periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.  Stock-based employee compensation cost is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the three months ended March 31, 2011 and 2010, stock-based employee compensation expense was $186,892 and $483,751, respectively.  As of March 31, 2011, there was approximately $360,000 of total unrecognized compensation expense related to unvested employee share-based compensation arrangements.  This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Stock compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options, common stock purchase warrants and restricted stock awards granted to non-employees is periodically remeasured as the underlying options or awards vest.  The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.  The fair value of the equity instruments issued to consultants is recognized over the term of the consulting agreement.  The Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheets.  Stock-based compensation cost to non-employees is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the three months ended March 31, 2011 and 2010, stock-based compensation expense to non-employees was $-0- and $3,318, respectively.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2011 and 2010, there were 28,699,051 and 22,835,434, respectively, shares of common stock equivalents including options (8,791,418 shares of common stock as of March 31, 2011 and 8,720,059 shares of common stock as of March 31, 2010), non-employee options (391,000 shares of common stock as of March 31, 2011 and 1,741,000 shares of common stock as of March 31, 2010), and warrants (19,516,633 shares of common stock as of March 31, 2011 and 12,374,375 shares of common stock as of March 31, 2010), all of which were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.  As of March 31, 2011 and 2010, there were 0 and 18,400 shares of Series A Convertible Preferred Stock outstanding which are convertible into 0 and 577,252, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.  As of March 31, 2011 and 2010, there were 45,785 and 45,785, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 1,923,895 and 1,778,749, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.

As of March 31, 2011 and 2010, there were 28,461,410 and 0 potentially dilutive shares related to the convertible debt (see Note 2).  However, the convertible debt shares are considered to be anti-dilutive and are not included in the calculation of net loss per share.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as follows:
	March 31, 2011
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$108,057	$–	$–	$108,057
Total assets	$108,057	$–	$–	$108,057
Liabilities:
Derivative - warrants	$–	$–	$79,647	$79,647
Derivative - anti-dilution obligation	$–	$–	$4,230	$4,230
Derivative - embedded conversion features	$–	$–	$1,000	$1,000
Total liabilities	$–	$–	$84,877	$84,877

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$149,909	$–	$–	$149,909
Total assets	$149,909	$–	$–	$149,909
Liabilities:
Derivative - warrants	$–	$–	$-	$-
Derivative - anti-dilution obligation	$–	$–	$12,692	$12,692
Derivative - embedded conversion feature	$–	$–	$-	$-
Total liabilities	$–	$–	$12,692	$12,692

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011:

	February	November	February	Class A	Class B
	2010 Private	2010	2011	Common	Common
	Placement	Embedded	Embedded	Stock	Stock
	Anti-dilution	Conversion	Conversion	Warrant	Warrant
	Obligation	Feature	Feature	Liability	Liability	Total

Balance at January 1, 2011	$12,692	$-	$-	$-	$-	$12,692
Additions to (settlements of) Level 3 (1), (2), (3)	-	-	57,480	138,857	38,143	234,480
Adjustment to fair value included in earnings (4)	(8,462)	-	(56,480)	(75,947)	(21,406)	(162,295)

Balance at March 31, 2011	$4,230	$-	$1,000	$62,910	$16,737	$84,877

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)
The February 2011 Notes provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the conversion price of the February 2011 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related February 2011 Notes have been settled.  As a result, the Company initially allocated $57,480 of February 2011 Notes proceeds to the embedded conversion feature.  The fair value of the conversion feature was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 0.18%; term (years) 0.5; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the conversion feature of $57,480 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $15,520 loss at inception related to the conversion feature resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  The Company valued the conversion feature at March 31, 2011 and derived a value of $1,000 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 0.09%; term (years): 0.33; and expected dividend rate: 0%.  For the three months ended March 31, 2011, the net adjustment to fair value resulted in a gain of $56,480 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations (see Note 2).

(2)
In connection with the February 2011 Notes private placement, the Company issued warrants to purchase 4,500,000 shares of common stock at $0.10 per share (the “Class A Warrants”) exercisable for a period of five years. The Class A Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class A Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class A Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $138,857 of February 2011 Notes proceeds to the Class A Warrants.  The fair value of the Class A Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class A Warrants of $138,857 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $37,492 loss at inception related to the Class A Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  The Company valued the Class A Warrants at March 31, 2011 and derived a value of $62,910 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 2.24%; term (years): 4.84; and expected dividend rate: 0%.  For the three months ended March 31, 2011, the net adjustment to fair value resulted in a gain of $75,947 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations (see Note 2).

(3)
In connection with the February 2011 Notes private placement, the Company issued warrants to purchase 500,000 shares of common stock at $0.005 per share (the “Class B Warrants”) exercisable for a period of five years. The Class B Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class B Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class B Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $18,920 of February 2011 Notes proceeds to the Class B Warrants.  The fair value of the Class B Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class B Warrants of $18,920 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $5,109 loss at inception related to the Class B Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  In addition, the Company issued the placement agent a Class B Warrant to purchase 400,000 shares of common stock at $0.005 per share exercisable for a period of five years.  The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $19,223.  The Company capitalized $19,223 as debt issuance costs to be amortized them over the term of the notes.  The Company valued the Class B Warrants at March 31, 2011 and derived a value of $16,737 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 2.24%; term (years): 4.84; and expected dividend rate: 0%.  For the three months ended March 31, 2011, the net adjustment to fair value resulted in a gain of $21,406 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations (see Note 2).

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(4)
The Company marked the February 2010 Private Placement anti-dilution obligation to market at March 31, 2011, using an estimate of the number of shares (211,541 shares) to be issued to all investors in the February 2010 Private Placement pursuant to the anti-dilution provisions times an estimated fair market value ($0.02), and derived a value of $4,230 resulting in a gain of $8,462 for the three months ended March 31, 2011and is  included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  The fair value of the embedded conversion features and common stock warrant liabilities is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to its consolidated operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

Subsequent Events

Subsequent events have been evaluated through the filing date of these unaudited consolidated financial statements (see Note 7).

NOTE 2 – CONVERTIBLE NOTES

April 2010 Convertible Notes

On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes (the “April 2010 Notes”) and warrants (the “April 2010 Warrants”) generating $700,000 in gross proceeds and approximately $630,000 in net proceeds, after deducting finders’ fees.  The April 2010 Notes and April 2010 Warrants were issued pursuant to a Note and Warrant Purchase Agreement, dated April 30, 2010, between the Company and the accredited investors listed therein (the “April 2010 Purchase Agreement”).  The April 2010 Notes, as amended, bear interest at 12% per annum and mature on December 31, 2011.  As of December 31, 2010, the principal amount, unamortized premium and net carrying amount of the April 2010 Notes was $155,000, $20,799, and $175,799, respectively.  For the period ended January 31, 2011, the Company recorded amortization expense of $(1,870) as on offset to interest expense in the consolidated statements of operations.

In January 2011, the Company entered into an amendment with the holders of $155,000 of April 2010 Notes (the “January 2011 Modification”).  The January 2011 Modification provided the following modifications:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

▪	The conversion price was modified from $0.14 to $0.005 per share for $75,000 of the principal and interest outstanding; and
▪	The conversion price was modified from $0.14 to $0.0075 per share for $80,000 of the principal and interest outstanding.

To determine whether the transaction met the 10% threshold described above, the Company first compared the present value of the modified loan’s cash flows with that of the original loan.  The interest rate used to calculate the present value of the cash flows was the effective interest rate of the original loan.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the January 2011 Modification was not substantial.  As instructed by authoritative guidance, a separate analysis was performed as the cash flow test did not result in a conclusion that a substantial modification or exchange had occurred.  Under the separate analysis, the change in fair value of the embedded conversion feature (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) was at least 10% of the carrying amount of the original debt instrument immediately prior to the modification and the debt was treated as being extinguished.  In performing this analysis, the Company analyzed the fair market value of the conversion feature using the Black Scholes option pricing model prior to and subsequent to the January 2011 Modification using the following assumptions:

▪	Stock price at February 1, 2011, effective date of the modification: $0.05;
▪	Conversion rate: $0.14 per share v. $0.005 per share and $0.0075 per share;
▪	Term: 0.83 years to maturity;
▪	Volatility: 125.0% (based on historical values); and
▪	Risk free interest rate: 0.27%

Based on the above parameters, the fair market value of the conversion feature increases approximately $1.2 million from $-0- to $1.2 million, or 752.0% of the carrying amount of the original debt instrument immediately prior to the modification. As the change in fair market value exceeded 10% of the face amount of the 2010 April Notes ($155,000), the modification of the conversion feature resulted in substantially different debt. As such, the modification resulted in extinguishment accounting. Accordingly, the costs associated with securing the original debt ($0 at the modification date) were expensed as part of the extinguishment of old debt and recording of new debt. In determining the fair value of the investment in a convertible instrument, the Company evaluated the instrument in its current form as debt, and the “if converted value” to determine the fair value measurement in accordance with authoritative guidance. As the carrying value of the outstanding April 2010 Notes was $178,660 (including $4,731 of accrued interest thereon) at the time of the modification and the fair value of the new notes was $341,965, a $163,305 loss on extinguishment was recorded in connection with the January 2011 Modification. The January 2011 Modification resulted in a debt premium of $186,965, which will be amortized through the December 31, 2011, maturity, as an offset to interest expense.

A portion of the new notes ($75,000 principal amount) were deemed to have a beneficial conversion feature, as the closing price of the Company’s stock on February 1, 2011 was greater than the conversion price. Accordingly, the intrinsic value of the beneficial conversion feature was $0.045 per share.  In accordance with authoritative guidance, the Company limited the value of the beneficial conversion feature to the carrying amount ($165,467) of the new notes.  The Company recorded the beneficial conversion feature as a discount to the new notes with a corresponding increase to additional paid-in capital on the accompanying consolidated balance sheet.

A portion of the new notes ($85,000 principal amount) were deemed to have a beneficial conversion feature, as the closing price of the Company’s stock on February 1, 2011 was greater than the conversion price. Accordingly, the intrinsic value of the beneficial conversion feature was $0.0425 per share.  In accordance with authoritative guidance, the Company limited the value of the beneficial conversion feature to the carrying amount ($176,498) of the new notes.  The Company recorded the beneficial conversion feature as a discount to the new notes with a corresponding increase to additional paid-in capital on the accompanying consolidated balance sheet.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In February 2011, holders elected to convert $-0- carrying amount ($31,250 principal amount) of the new notes into 6,250,000 shares of the Company’s common stock at a conversion rate of $0.005 per share. For the three months ended March 31, 2011, the Company recorded a loss on conversion of $312,500, calculated as the difference between the carrying value of the new notes converted and the fair value of the shares of common stock ($0.05) delivered to the holders upon conversion.

In March 2011, holders elected to convert $3 carrying amount ($20,000 principal amount) of the new notes into 4,000,000 shares of the Company’s common stock at a conversion rate of $0.005 per share. For the three months ended March 31, 2011, the Company recorded a loss on conversion of $79,997, calculated as the difference between the carrying value of the new notes converted and the fair value of the shares of common stock ($0.02) delivered to the holders upon conversion.

In March 2011, holders elected to convert $1 carrying amount ($4,000 principal amount) of the new notes into 533,335 shares of the Company’s common stock at a conversion rate of $0.0075 per share. For the three months ended March 31, 2011, the Company recorded a loss on conversion of $10,666, calculated as the difference between the carrying value of the new notes converted and the fair value of the shares of common stock ($0.02) delivered to the holders upon conversion.

As of March 31, 2011, the principal amount, unamortized discount and net carrying amount of the April 2010 Notes was $99,750, $99,725, and $25, respectively.  For the three months ended March 31, 2011, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $25.

As of March 31, 2011 and December 31, 2010, accrued interest totaling $2,471 and $3,152, respectively, related to the April 2010 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding.  Interest expense related to the April 2010 Notes totaled $4,050 for the three months ended March 31, 2011.

November 2010 Convertible Notes

On November 1, 2010, the Company completed a private placement of convertible notes (the “November 2010 Notes”) with three accredited investors, which generated $375,000 in gross proceeds.  The November 2010 Notes bear interest at 6% per annum payable at maturity (May 1, 2011).  As of December 31, 2010, the principal amount, unamortized debt discount and net carrying amount of the November 2010 Notes was $375,000, $31,940, and $343,060, respectively.  The Company and the three accredited investors are negotiating to modify the terms of the convertible notes.

The Company agreed to pay commissions to certain placement agents in connection with the private placement based on the proceeds received from the purchasers introduced by each placement agent.  The Company paid each placement agent a commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such finder in shares of the Company’s common stock.  The Company issued 375,000 shares of common stock valued at $37,500, or $0.10 per share, as placement agents’ fees in connection with this private placement.  The Company capitalized $37,500 as debt issuance costs and is amortizing them over the term of the November 2010 Notes.  For the three months ended March 31, 2011, the Company incurred amortization expense of $18,750 which is included in interest expense in the consolidated statements of operations.

In February 2011, the Company repaid $100,000 of November 2010 Notes with proceeds from the February 2011 Notes issuance described below.

As of March 31, 2011, the principal amount, unamortized debt discount and net carrying amount of the November 2010 Notes was $275,000, $6,053, and $268,947, respectively.  For the three months ended March 31, 2011, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $25,888.

As of March 31, 2011 and December 31, 2010, accrued interest totaling $8,453 and $3,812, respectively, related to the November 2010 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding.  Interest expense related to the November 2010 Notes totaled $4,641 for the three months ended March 31, 2011.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

February 2011 Convertible Notes

On February 1, 2011, the Company completed a private placement of senior secured convertible notes (the “February 2011 Notes”) with four accredited investors (the “February 2011 Investors”) raising approximately $1,012,500 in gross proceeds.  The February 2011 Notes were issued pursuant to a Subscription Agreement (the “February 2011 Subscription Agreement”), between the Company and the February 2011 Investors.

In connection with the February 2011 Subscription Agreement and the sale of the February 2011 Notes, the Company executed a Security Agreement with the February 2011 Investors (the “Security Agreement”).  The February 2011 Notes bear interest at a rate of 8% per annum, compounded monthly, mature six months after their date of issuance and are convertible into shares of common stock at a conversion price of ten cents ($0.10) per share of Company common stock (subject to adjustment) at any time prior to repayment, at the election of the Company.  In the aggregate, the February 2011 Notes will be convertible into up to 10,400,000 shares of common stock if held to maturity, including interest.  Pursuant to the Security Agreement, the February 2011 Notes are secured by the assets of the Company until fifty-one percent (51%) of the aggregate original principal of the February 2011 Notes is either retired or converted into shares of the Company’s common stock.

At any time prior to maturity of the February 2011 Notes, at the Company’s option, the Company may prepay the outstanding principal amount of the February 2011 Notes plus unpaid accrued interest without penalty.  Upon the occurrence of an event of default (as defined in the February 2011 Notes and Security Agreement), the outstanding principal and all accrued interest on the February 2011 Notes will accelerate and automatically become immediately due and payable..

In connection with the sale of the February 2011 Notes, the Company issued two sets of warrants to each February 2011 Investor.  Class A warrants are exercisable for an aggregate of 4,500,000 shares of Company common stock with an exercise price of ten cents ($0.10) per share (the “Class A Warrants”) and Class B warrants exercisable for an aggregate of 500,000 shares of Company common stock at one-half cent ($0.005) per share (the “Class B Warrants,” and collectively with the Class A Warrants, the “February 2011 Warrants”).

The Company agreed to pay commissions to the placement agent in connection with the private placement based on the proceeds received from the purchasers introduced.  The Company paid the placement agent a cash commission equal to three percent (3%) of the total proceeds received at closing.  The Company issued the placement agent Class B Warrants to purchase 400,000 shares of common stock.  The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $19,223.  The Company capitalized $69,973 as debt issuance costs and is amortizing them over the term of the February 2011 Notes.  For the three months ended March 31, 2011, the Company incurred amortization expense of $23,325 which is included in interest expense in the consolidated statements of operations.

The February 2011 Notes did not contain a beneficial conversion feature at the time of issuance.  The Company has evaluated the application of authoritative guidance to its embedded conversion feature within the February 2011 Notes. The February 2011 Notes provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the conversion price of the February 2011 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related February 2011 Notes have been settled.  As a result, the Company initially allocated $57,480 of February 2011 Notes proceeds to the embedded conversion feature.  The fair value of the conversion feature was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 0.18%; term (years) 0.5; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the conversion feature of $57,480 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $15,520 loss at inception related to the conversion feature resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  The Company valued the conversion feature at March 31, 2011 and derived a value of $1,000 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 0.09%; term (years): 0.33; and expected dividend rate: 0%.  For the three months ended March 31, 2011, the net adjustment to fair value resulted in a gain of $56,480 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Class A Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class A Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class A Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $138,857 of February 2011 Notes proceeds to the Class A Warrants.  The fair value of the Class A Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class A Warrants of $138,857 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $37,492 loss at inception related to the Class A Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  The Company valued the Class A Warrants at March 31, 2011 and derived a value of $62,910 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 2.24%; term (years): 4.84; and expected dividend rate: 0%.  For the three months ended March 31, 2011, the net adjustment to fair value resulted in a gain of $75,947 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.

The Class B Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class B Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class B Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $18,920 of February 2011 Notes proceeds to the Class B Warrants.  The fair value of the Class B Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class B Warrants of $18,920 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $5,109 loss at inception related to the Class B Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.  In addition, Class B Warrant to purchase 400,000 shares of common stock issued to the placement agent provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $19,223.  The Company capitalized $19,223 as debt issuance costs to be amortized them over the term of the notes.  The Company valued the Class B Warrants at March 31, 2011 and derived a value of $16,737 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 2.24%; term (years): 4.84; and expected dividend rate: 0%.  For the three months ended March 31, 2011, the net adjustment to fair value resulted in a gain of $21,406 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.

As of March 31, 2011, the principal amount, unamortized debt discount and net carrying amount of the February 2011 Notes was $1,000,000, $142,336, and $857,664 respectively.  For the three months ended March 31, 2011, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $60,424.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2011, accrued interest totaling $13,156 related to the February 2011 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding.  Interest expense related to the February 2011 Notes totaled $13,156 for the three months ended March 31, 2011.

NOTE 3 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “Perpetual License”) with the inventor of a proprietary emulsion technology (the “Licensed Technology”), Ferdinando Petrucci (the “Licensor”), to obtain an exclusive Perpetual License to manufacture, use and sell the Licensed Technology in North America, Central America and the Caribbean as well as other territories that may be added by mutual agreement of the parties to the Perpetual License.  Pursuant to the agreement the Company agreed to pay $11.0 million in the aggregate to the Licensor.  The $11.0 million was recorded as a license agreement payable and was non-interest bearing.  The Company utilized an imputed interest rate of 14% to determine the principal owed of $7,515,552.  The Company classified the $7,515,552 as an intangible asset.  The Company also issued 893,750 shares of common stock to the Licensor as additional compensation for the Perpetual License.  The $11.0 million was to be payable to the Licensor as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the succeeding seven years.  For the three months ended March 31, 2011 and 2010, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $90,916 and $101,984, respectively.

On March 21, 2011, the Perpetual License, as amended, was further amended to extend the $1,000,000 payment due on March 20, 2011 until May 21, 2011.  No consideration was paid for the amendment.

The following is a schedule of future payment requirements under the Perpetual License, as amended:

Year ended December 31,	Amount Due

2011	$1,000,000
2012	1,000,000
2013	1,000,000
2014	1,000,000
4,000,000
Unamortized debt discount	(532,923)
$3,467,077

NOTE 4 – COMMON STOCK

Common Stock Issued for Accounts Payable

In January and February 2011, the Company issued 208,333 shares of common stock with a total fair market value of $10,000 for payment of amounts included in accounts payable. The fair market value of the shares issued ranged from $0.04 to $0.06.

NOTE 5 – GAIN ON SETTLEMENT OF TRADE PAYABLES

The gain on settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for settlement and payment of the trade payable at amounts less than the recorded liability. For the three months ended March 31, 2011, the Company’s gain on settlement of trade payables was as follows:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Amounts Settled	Payments in Cash	Payments in Equity	Gain on Settlement of Trade Payables

Other trade payables	$14,600	$(4,000)	$-	$10,600
Total	$14,600	$(4,000)	$-	$10,600

NOTE 6 – BALANCE SHEET CAPTIONS

Prepaid expenses and other current assets consist of the following:
	March 31, 2011	December 31, 2010

Prepaid consulting fees	$409,250	$815,750
Other prepaid expenses and current assets	63,379	88,504

Total	$472,629	$904,254

NOTE 7 – SUBSEQUENT EVENTS

On April 15, 2011, the Company entered into a First Amendment to Secured Convertible Promissory Note (the “Amendment”) with the February 2011 Investors, which amended each of the February 2011 Notes. The purposes of the Amendment were (i) to extend the maturity date of the February 2011 Notes from August 1, 2011, to December 31, 2011; (ii) to commence repayment under the February 2011 Notes on August 1, 2011; and (iii) condition the Company’s ability to repay the February 2011 Notes with common stock of the Company on the ongoing availability of the Rule 144 safe harbor from registration for resale of securities.  Other than the changes described above, the key terms of the February 2011 Notes remain unchanged.

Also on April 15, 2011, the Company entered into an Allonge to Secured Convertible Promissory Note (the “Allonge”) with Alpha Capital Anstalt (“Alpha”), pursuant to which the Company and Alpha increased the principal amount of the February 2011 Note held by Alpha (the “Alpha Note”) by $100,000.  After giving effect to the Allonge, the current outstanding principal amount of the Alpha Note is $925,000.  Other than the principal amount due under the Alpha Note, the Allonge did not affect any key terms of the Alpha Note.

On April 15, 2011, the Company executed a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Miles Mahoney, the Company’s former President and Chief Executive Officer, which, among other things, provides for the mutual release of each party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New Generation Biofuels Holdings, Inc. (the “Company,” “we,” “our,” or “us”) are a clean energy company deploying novel technologies to produce cleaner, renewable biofuels. We have rights to a portfolio of patented and patent pending technology to manufacture alternative biofuels from plant oils, animal fats and related oils, which we market as a new class of biofuel for power generation, commercial and industrial heating, and related uses. We began generating revenues in 2008.

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

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of March 31, 2011, we had an accumulated deficit of $65.1 million.  The operation and development of our business will require substantial additional capital to fund our operations, payments due under our exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2010.

Our near-term business strategy involves the following:

•
Direct Sales.  We are seeking to develop a revenue stream from direct sales of our biofuel produced at our Baltimore production facility. Based on existing contracts with our customers, we are seeking to expand our facility over the next several months if sufficient resources are available.  Our longer term strategy includes construction of additional plants.

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

•	Strategic Partners. We are seeking arrangements with strategic partners that would provide funding and support our efforts to develop our production capacity and attract customers.

•	Research and Development. To the extent permitted by our limited resources, we are developing our technology to extend it to fuels with additional applications.

Recent Developments

Significant recent developments in the first quarter and to date regarding our company include the following:

•	On February 1, 2011, the Company completed a private placement of senior secured convertible notes and warrants with four accredited investors, raising $1,012,500 in gross proceeds.
•	On March 21, 2011, the Perpetual License, as amended, was further amended to extend the $1,000,000 payment due on March 20, 2011 until May 21, 2011. No consideration was paid for the amendment.
•	On April 15, 2011, the Company entered into an Allonge with Alpha, pursuant to which the Company and Alpha increased the principal amount of the Alpha Note between the Company and Alpha by $100,000.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, income taxes, common stock warrant liabilities and anti-dultion obligations, and share-based compensation. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Critical Accounting Policies.”  No changes have been made to these policies during the three months ended March 31, 2011.

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

Research and Development Expenses

We have established a research and development group, headed by our Chief Technology Officer, Andrea Festuccia, which is based in Rome, Italy and in Baltimore, Maryland. We have conducted additional development of our products, as well as testing in laboratory conditions of the performance of biofuel made with our technology.

Our research and development expenses primarily consist of costs incurred in identifying, developing and testing our products. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers, costs of consultants and the costs of manufacturing batches of our biofuel for use in conducting test burns.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel.  We have 8 employees, all of whom are full time.

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

Results of Operations

Comparison of the three months ended March 31, 2011 and the three months ended March 31, 2010

Net Loss

We incurred a net loss of $2.3 million for the three months ended March 31, 2011, as compared to $2.9 million for the three months ended March 31, 2010.

The decrease in net loss of $0.6 million resulted primarily from:

•	a $0.3 million decrease in cost of product revenues.

•	a $0.9 million decrease in general and administrative expenses partially offset by:

•	a $0.1 million increase in interest expense.

•	a $0.1 million increase in gain (loss) on net change in fair value adjustment.

•	a $0.4 million increase in loss on conversion of debt.

Revenue

Total revenues for the three months ended March 31, 2011 were $-0-, versus $6,477 total revenues for the three months ended March 31, 2010. The decrease in total revenues was due to no sales during the first quarter of 2011.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes. We plan on producing and selling a limited quantity of fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $0.3 million for the three months ended March 31, 2011, versus $0.6 million for the three months ended March 31, 2010. Cost of product revenues is primarily comprised, of direct facility costs of $0.1 million and amortization of license agreement costs of $0.2 million.

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

Research and Development Expenses

Research and development expenses were approximately $90,000 for the three months ended March 31, 2011, compared to approximately $81,000 for the three months ended March 31, 2010. The increase can be attributed to charges incurred for assistance with the testing of our product at potential client sites.  .

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010. The decrease of $0.9 million in 2011 over the prior period was primarily the result of decreases in the following:

•	a $0.3 million decrease in non cash compensation expense.

a $0.1 million decrease in non cash compensation expense related to warrants for non-employees.

•	a $0.1 million decrease in business travel expenses. This is primarily the result of reduced headcount, reduction in production related travel and managing travel plans due to financial constraints.

•
a $0.2 million decrease in bonus expenses.  During the three months ended March 31, 2010 we recorded Retention Bonuses for all employees.  No similar bonus was earned or recorded during the three months ended March 31, 2011.

•
a $0.2 million decrease in wage expenses.  This is the result of the resignations and/or terminations of the VP of Engineering and Operations, Chairman of the Board, VP of Product Development, and VP of Legislative and Regulatory Affairs.

•
a $0.1 million decrease in recruiting fees.  During the three months ended March 31, 2010 a $75,000 fee was recorded related to the hiring of our new CFO.  No similar expenses were incurred during the three months ended March 31, 2011.

•	a $0.1 million decrease in accounting and audit fees.

•
a $0.2 million decrease in legal fees can be attributed to additional legal expenses incurred in during the three months ended March 31, 2010 related to a February 2010 Private Placement, as well as research on a Preferred Stock deal with Socius, China due diligence, and other legal matters.

partially offset by:

•
a $0.4 million increase in non cash compensation expense  for a restricted stock which can mostly be attributed to $398,000 in expenses incurred in connection with stock issued to consultants for services to be provided over a period ranging over either 6 or 12 months.  Additionally, the result of changes in the employee restricted stock recorded for the current quarter resulted from individuals who left the company in 2010 and either forfeited their stock or had the expenses accelerated as part of a severance agreement.

Interest Expense

Interest expense was approximately $239,000 for the three months ended March 31, 2011, compared to approximately $102,000 for the three months ended March 31, 2010. Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  The increase is due to the recording of interest expense on the convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.  The increase is partially offset by a reduction in the license agreement payable balance resulting in less interest expense from that instrument.

Gain (Loss) on Fair Value Adjustment

Gain on change in fair value of warrant liability was $162,000 for the three months ended March 31, 2011, compared to $7,000 for the three months ended March 31, 2010.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Gain on extinguishment of license agreement payable

Gain on debt extinguishment was $-0- for the three months ended March 31, 2011, compared to $154,000 for the three months ended March 31, 2010.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $163,000 for the three months ended March 31, 2011, compared to $-0- for the three months ended March 31, 2010.

Loss on conversion of debt

Loss on conversion of debt was approximately $403,000 for the three months ended March 31, 2011, compared to $-0- for the three months ended March 31, 2010.

Gain on settlement of trade payables

Gain on settlement of trade payables was approximately $10,600 for the three months ended March 31, 2011.  Gains consisted of the negotiated settlement of various past due liabilities with vendors in the first quarter.  Payment of the settlement agreements was made in cash. For the three months ended March 31, 2010, there was no gain on settlement of trade payables.

Liquidity and Capital Resources

Liquidity

At March 31, 2011, we had $0.1 million in cash, compared to $0.2 million at December 31, 2010.

We have financed our operations to date primarily through the sale of our common and preferred stock, secured convertible notes and warrants in private placements with accredited investors and registered direct offerings. During the quarter ended March 31, 2011, we raised approximately $1.0 million in gross proceeds from the issuance of secured convertible notes and warrants.

Although we have received these funds this year and we have taken steps to reduce costs we will need to raise additional funding to continue our operations.  We expect that our available cash and interest income will be sufficient to finance currently planned activities through mid-May 2011. We estimate that we will require a minimum $5.0 million to fund our operations for the next 12 months. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We have monthly lease obligations under our production facility site lease agreement. We also have incurred costs associated with developing, upgrading and expanding the capacity of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we also are required to pay $1.0 million per year over the next four years. The payment due in March 2011 was extended until May 2011 as per amendment dated March 21, 2011 to the Perpetual License. We will continue incurring costs to test and optimize our fuels, enhance research and development, pay our employees and sustain operations.

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

Cash Flows

Net cash used in operating activities was approximately $0.9 million for the three months ended March 31, 2011, reflecting our net loss of $2.3 million and $0.2 million non-cash gains. These items were partially offset by approximately $0.2 million of non-cash expenses, $0.1 million in favorable changes in operating assets and liabilities and $0.8 million in depreciation & amortization.

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2011, and consisted of net proceeds of approximately $1.0 million from the issuance of convertible notes and warrants offset by payment of $0.1 for partial debt repayment.

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

•	the scope and results of our research and development efforts;
•	developing and executing a sales and marketing plan for the commercial and industrial heating fuel and related segments and a technology plan that complements the marketing plan;

•	entering into feedstock supply and transportation logistics agreements to supply our production facilities;
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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision of our Interim Principal Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Interim Principal Executive Officer and our Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the risk factors below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 15, 2011, and in subsequent filings with the SEC. If any of these risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Our existing financial resources will only provide financing through mid-May 2011, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2010, contains an explanatory paragraph which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business through mid-May 2011, and we will need to continue to control costs and raise additional capital to continue our business beyond May 2011. Accordingly, we will need to raise additional capital during May 2011. As of the three months ended March 31, 2011, we have incurred a net loss of $2.3 million and negative cash flows from operating activities of $0.9 million. As of March 31, 2011, we had approximately $0.1 million of available cash and approximately $1.7 million of accounts payable and accrued expenses.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next $1.0 million due on May 21, 2011.  We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended March 31, 2011, that have not been previously disclosed in Current Reports on Form 8-K.

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit No.	Exhibit Description

4.1	First Amendment to Secured Convertible Promissory Note

4.2	Allonge to Secured Convertible Promissory Note

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Generation Biofuels Holdings, Inc.

Date: May 13, 2011	By:	/s/ David H. Goebel, Jr.
David H. Goebel, Jr. Interim Principal Executive Officer and Chief Operating Officer (principal executive officer)

	By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer
(principal financial officer and principal accounting officer)