Form 10-Q
period 2011-06-30
New Generation Biofuels Holdings, Inc
filed 2011-08-15
CIK 1268236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

At July 31, 2011, the registrant had 94,006,013 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Because our common stock is considered to be a “penny stock” under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward-looking statements.  Our actual results could differ materially from anticipated results. Important factors that may cause actual results to differ from projections include without limitation:

•	our dependence on additional financing to continue as a going concern;
•	our inability to meet our debt and other financial obligations when they become due;
•	our ability to successfully develop viable fuel product using pyrolysis oil;
•	our lack of operating history;
•	our inability to generate revenues or profits from sales of our biofuel and to establish commercial scale production facilities;
•	the disproportionately higher cost of production relative to units sold;
•	our ability to fully realize the value of our intellectual property, which are our principal assets;
•
our inability to enter into acceptable licensing agreements with respect to our technology or the inability of any licensee to successfully manufacture, market or sell biofuel utilizing our technology;

•	market acceptance of our biofuel;
•	our inability to compete effectively in the renewable fuels market;
•	governmental regulation and oversight, including our ability to qualify our biofuel for certain tax credits and renewable portfolio standards;
•	our ability to protect our technology through intellectual property rights;
•	unexpected costs and operating deficits;
•	adverse results of any material legal proceedings; and
•	other specific risks set forth under the heading “Risk Factors” beginning on page 35 of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,773	$149,909
Restricted cash	14,710	14,706
Other receivables	-	9,095
Debt issuance costs, net	28,745	25,000
Prepaid expenses and other current assets	119,803	904,254
Total current assets	171,031	1,102,964

Property, plant and equipment, net	1,016,569	1,189,620
License agreement, net	4,726,323	5,034,545
Other assets, net	79,638	370,906
Total assets	$5,993,561	$7,698,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,080,294	$1,647,449
Convertible notes payable
(net of unamortized debt discount of $185,787 and $11,141 as of June 30, 2011 and December 31, 2010, respectively)	1,438,963	518,859
Promissory notes payable (net of unamortized debt discount of $24,287 and $0 as of June 30, 2011 and December 31, 2010, respectively)	33,213	-
License agreement payable, current portion
(net of unamortized debt discount of $267,732 and $291,844 as of June 30, 2011 and December 31, 2010, respectively)	1,732,268	708,156
Accrued dividends on preferred stock	-	1,083,666
Derivative liabilities	33,618	12,692
Total current liabilities	5,318,356	3,970,822

License agreement payable		-
(net of unamortized debt discount of $188,938 and $331,995 as of June 30, 2011 and December 31, 2010, respectively)	1,811,062	2,668,005
Deferred rent	106,478	149,069
Embedded conversion feature	-	-
Total liabilities	7,235,896	6,787,896

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 9,450,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-

Series A Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value; 300,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-

Series B Cumulative Convertible Preferred Stock: $0.001 par value; $100 stated value; 250,000 shares authorized; no shares and 45,785 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	3,094,872

Common stock, $0.001 par value, 350,000,000 and 100,000,000 shares authorized as of June 30, 2011 and December 31, 2010, respectively; 94,006,013 and 82,083,896 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	94,006	82,083

Additional paid-in-capital	65,684,020	60,380,709

Accumulated deficit	(67,020,361)	(62,647,525)
Total stockholders' equity (deficit)	(1,242,335)	910,139
Total liabilities and stockholders’ equity (deficit)	$5,993,561	$7,698,035
The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Revenues:
Product	$-	$-	$-	$6,477
Total revenue	-	-	-	6,477
Operating expenses: Cost of product revenue (including depreciation and amortization for the three and six months ended June 30, 2011 and 2010 of $183,598, $366,328, $239,612, and $419,065, respectively)	247,305	526,404	497,072	1,107,352
Research and development expense	546,373	72,302	636,248	153,160
General and administrative expense	933,547	2,088,705	2,308,724	4,433,704

Total operating expenses	1,727,225	2,687,411	3,442,044	5,694,216

Loss from operations	(1,727,225)	(2,687,411)	(3,442,044)	(5,687,739)

Interest income	2	71	59	385
Interest expense	(222,025)	(280,297)	(461,329)	(382,281)
Gain on extinguishment of trade payables	9,383	-	19,983	-
Loss on extinguishment of convertible debt	-	-	(163,305)	-
Loss on conversion of debt	-	-	(403,163)	-
Gain on debt extinguishment	-	-	-	154,000
Gain (Loss) on net change in fair value of derivative liabilities	43,815	(12,102)	206,110	(4,996)

Net loss	(1,896,050)	(2,979,739)	(4,243,689)	(5,920,631)

Dividends to preferred stockholders	(19,663)	(125,787)	(129,147)	(274,479)

Net loss attributable to common stockholders	$(1,915,713)	$(3,105,526)	$(4,372,836)	$(6,195,110)

Basic and diluted net loss per share	$(0.02)	$(0.09)	$(0.05)	$(0.18)

Weighted average number of shares outstanding	94,436,197	36,337,173	89,892,419	34,983,189

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Six Months ended June 30, 2011
(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In- Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	82,083,896	$82,083	-	$-	45,785	$3,094,872	$60,380,709	$(62,647,525)	$910,139

Issuance of stock options and restricted stock to employees	-	-	-	-	-	-	252,416	-	252,416
Cancellation of restricted stock	(1,000,000)	(1,000)	-	-	-	-	1,000	-	-
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	341,965	-	341,965
Issuance of common stock in connection with conversion of debt	6,250,000	6,250	-	-	-	-	306,250	-	312,500
Issuance of common stock in connection with conversion of debt	4,533,335	4,534	-	-	-	-	86,134	-	90,668
Issuance of common stock for payment of accounts payable and accrued expenses	208,333	208	-	-	-	-	9,792	-	10,000
Conversion of preferred stock into common stock	1,930,449	1,931	-	-	(45,785)	(3,094,872)	4,305,754	-	1,212,813
Preferred stock dividends	-	-	-	-	-	-	-	(129,147)	(129,147)
Net loss	-	-	-	-	-	-	-	(4,243,689)	(4,243,689)

Balance at June 30, 2011	94,006,013	$94,006	-	$-	-	$-	$65,684,020	$(67,020,361)	$(1,242,335)

The accompanying notes are an integral part of these consolidated financial statements.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,243,689)	$(5,920,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	5,609
Amortization of prepaid consulting fee	733,000	71,339
Amortization of debt issuance costs	86,729	74,513
Depreciation and amortization expense	44,955	56,667
Amortization of license agreement	308,222	368,501
Amortization of debt discount on license agreement payable	167,169	192,414
Amortization of patents	19,540	-
Amortization of debt premium on convertible notes	(1,870)	-
Amortization of debt discount on convertible notes	148,665	103,298
Amortization of debt discount on promissory notes	8,269	-
Write-off of capitalized patent costs	271,728	-
Write-off of capitalized construction in progress	128,095	-
Issuance of common stock pursuant to separation agreement	-	105,000
Compensation expense associated with stock options and restricted stock to employees	252,416	1,084,613
Stock options issued to non-employees for services	-	3,318
Gain on change in fair value of derivative liabilities	(206,110)	4,996
Loss on extinguishment of convertible debt	163,305	-
Loss on conversion of debt	403,163	-
Gain on settlement of trade payables	(19,983)	-
Gain on extinguishment of license agreement payable	-	(154,000)
Changes in operating assets and liabilities:
Accounts receivable	-	58,291
Other receivables	9,095	-
Prepaid expenses and other current assets	51,451	107,066
Other assets	-	(40,739)
Accounts payable and accrued expenses	467,559	1,591,093
Deferred rent	(42,591)	(40,272)
Net cash used in operating activities	(1,250,882)	(2,328,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted cash	(4)	(14,702)
Purchases of property and equipment	-	(52,048)
Capitalized patent costs	-	(13,282)
Net cash used in investing activities	(4)	(80,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for license agreement payable	-	(120,000)
Proceeds from issuance of common stock, net	-	1,543,350
Proceeds from the issuance of convertible notes	1,262,500	700,000
Debt issuance costs	(53,750)	(20,000)
Repayment of convertible notes	(100,000)	-
Net cash provided by financing activities	1,108,750	2,103,350
Decrease in cash and cash equivalents	(142,136)	(305,616)
Cash and cash equivalents - beginning of period	149,909	567,647
Cash and cash equivalents - end of period	$7,773	$262,031

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Accrued dividends on preferred stock	$129,147	$274,479
Common stock issued for payment of license agreement payable	$-	$726,000
Issuance of common stock for payment of accounts payable and accrued expenses	$10,000	$-
Anti-dilution obligation associated with issuance of common stock	$-	$40,000
Issuance of promissory note ($40,000 principal amount) for settlement of Class B common stock warrant liability	$7,444	$-
Issuance of promissory note ($17,500 principal amount) for debt issuance costs	$17,500	$-
Issuance of common stock for settlement of anti-dilution obligation	$-	$58,449
Issuance of warrants for debt issuance costs	$19,223	$-
Issuance of warrants with convertible debt	$157,777	$-
Embedded conversion feature on convertible debt	$57,480	$-
Debt discount as a result of beneficial conversion feature associated with convertible debt modification	$341,965	$-
Conversion of debt to common stock	$4	$-
Discount on convertible notes associated with detachable warrants	$-	$149,949
Issuance of warrants to non-employees for deferred financing costs	$-	$38,165
Conversion of Series A preferred stock to common stock	$-	$710,970
Conversion of Series B preferred stock to common stock	$3,094,872	$-
Accrued preferred stock dividends converted into shares of common stock	$1,212,813	$488,334
Deferred financing costs included in accrued expenses	$-	$50,000
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

Through our wholly owned subsidiary, New Generation Biofuels, Inc., a Delaware corporation, the Company holds an exclusive license for North America, Central America and the Caribbean to commercialize proprietary emulsion technology, (the “Licensed Technology”), as more fully described in Note 3.  Additionally, the Company has filed one emulsion-based biofuel and two other patent applications for solution based biofuel utilizing low alternative use feedstocks sourced from by-products of other technologies. The Company owns the new patent filings and has retained global rights. The Licensed Technology coupled with the filed patents constitute the Company’s technology, (the “Technology”) which centers on the use of precise mixing approaches to blend oils from renewable sources with additives and water to create renewable biofuels.

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

The Company has a history of recurring losses, including a net loss of $4.2 million for the six months ended June 30, 2011, a working capital deficit of $5.1 million and an accumulated deficit of $67.0 million as of June 30, 2011.  Based on the Company’s operating plan, its existing working capital and capital resources will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, payments under the Exclusive License Agreement, as amended, and working capital requirements through December 31, 2011, without immediate additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

We expect that our available cash and interest income will be sufficient to finance currently planned activities only for the next thirty (30) days, at most. We estimate that we will require a minimum $5.0 million to fund our operations for the next 12 months

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries New Generation Biofuels, Inc., a Delaware corporation and NGB Marketing LLC, a Delaware limited liability company.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Debt Issuance Costs

Debt issuance costs represent costs incurred to obtain debt financing and are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt instrument.  Amortization expense for the six months ended June 30, 2011 and 2010 was $86,729 and $74,513, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.  For the six months ended June 30, 2011 and 2010, no impairment charges were deemed necessary.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Debt Modifications

Authoritative guidance requires an issuer that modifies a debt instrument to compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than ten percent (10%), the modification is considered significant and extinguishment accounting is applied to the original debt. If the change in the present value of the cash flows is less than ten percent (10%), the debt is considered to be modified and is subject to modification accounting.

Derivative Financial Instruments

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Registration Rights Agreements

In connection with the sale of certain equity instruments, the Company has entered into a number of registration rights agreements. Generally, these agreements require the Company to file registration statements with the SEC to register the resale of common shares that may be issued to selling shareholders on conversion of preferred stock, to permit resale of common shares previously sold under an exemption from registration or to register the resale of common shares that may be issued on exercise of outstanding options or warrants.

If the Company determines a payment under outstanding registration rights arrangements is probable and can be reasonably estimated, a liability is recorded. As of June 30, 2011 and December 31, 2010, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liabilities as of June 30, 2011 and December 31, 2010.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

Share-Based Compensation

Compensation expense for share-based payment arrangements with employees is based on the grant date fair value of awards. The Company applies the Black-Scholes option-pricing model to determine the fair value of stock options and management must use its judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Stock options and restricted stock units with performance based vesting provisions are expensed based on the Company’s estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. The Company performs periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.  Stock-based employee compensation cost is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the six months ended June 30, 2011 and 2010, stock-based employee compensation expense was $252,416 and $1,084,613, respectively.  As of June 30, 2011, there was approximately $300,000 of total unrecognized compensation expense related to unvested employee share-based compensation arrangements.  This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Stock compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options, common stock purchase warrants and restricted stock awards granted to non-employees is periodically remeasured as the underlying options or awards vest.  The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.  The fair value of the equity instruments issued to consultants is recognized over the term of the consulting agreement.  The Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheets.  Stock-based compensation cost to non-employees is recognized as a component of general and administrative expense in the consolidated statements of operations.  For the six months ended June 30, 2011 and 2010, stock-based compensation expense to non-employees was $0 and $3,318, respectively.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2011 and 2010, there were 29,549,051 and 24,000,964, respectively, shares of common stock equivalents including options (8,791,418 shares of common stock as of June 30, 2011 and 8,807,711 shares of common stock as of June 30, 2010), non-employee options (391,000 shares of common stock as of June 30, 2011 and 1,741,000 shares of common stock as of June 30, 2010), and warrants (20,366,633 shares of common stock as of June 30, 2011 and 13,452,253 shares of common stock as of June 30, 2010), all of which were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.  As of June 30, 2011 and 2010, there were no shares of Series A Convertible Preferred Stock outstanding.  As of June 30, 2011 and 2010, there were no shares and 45,785, respectively, shares of Series B Convertible Preferred Stock outstanding which are convertible into 0 and 1,814,232, respectively, shares of common stock that were excluded from the computation of diluted earnings per share because the inclusion of such shares would have been anti-dilutive.

As of June 30, 2011 and 2010, there were 31,675,923 and 0 potentially dilutive shares related to the convertible debt (see Note 2).  However, the convertible debt shares are considered to be anti-dilutive and are not included in the calculation of net loss per share.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as follows:
	June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,773	$–	$–	$7,773
Total assets	$7,773	$–	$–	$7,773
Liabilities:
Derivative - warrants	$–	$–	$31,503	$31,503
Derivative - anti-dilution obligation	$–	$–	$2,115	$2,115
Derivative - embedded conversion features	$–	$–	$-	$-
Total liabilities	$–	$–	$33,618	$33,618

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$149,909	$–	$–	$149,909
Total assets	$149,909	$–	$–	$149,909
Liabilities:
Derivative - warrants	$–	$–	$-	$-
Derivative - anti-dilution obligation	$–	$–	$12,692	$12,692
Derivative - embedded conversion feature	$–	$–	$-	$-
Total liabilities	$–	$–	$12,692	$12,692

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011:

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	February	November	February	June	Class A	Class B
	2010 Private	2010	2011	2011	Common	Common
	Placement	Embedded	Embedded	Embedded	Stock	Stock
	Anti-dilution	Conversion	Conversion	Conversion	Warrant	Warrant
	Obligation	Feature	Feature	Feature	Liability	Liability	Total

Balance at January 1, 2011	$12,692	$-	$-	$-	$-	$-	$12,692
Additions to (settlements of) Level 3 (1), (2), (3)	-	-	57,480	-	138,857	38,143	234,480
Adjustment to fair value included in earnings (4)	(8,462)	-	(56,480)	-	(75,947)	(21,406)	(162,295)

Balance at March 31, 2011	$4,230	$-	$1,000	$-	$62,910	$16,737	$84,877
Additions to (settlements of) Level 3 (5)	-	-	-	-	-	(7,444)	(7,444)
Adjustment to fair value included in earnings (6)	(2,115)	-	(1,000)	-	(35,876)	(4,824)	(43,815)
Balance at June 30, 2011	$2,115	$-	$-	$-	$27,034	$4,469	$33,618

(1)
The February 2011 Notes (as defined in Note 2) provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the February 2011 Subscription Agreement (as defined in Note 2).  The adjustment would reduce the conversion price of the February 2011 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related February 2011 Notes have been settled.  As a result, the Company initially allocated $57,480 of February 2011 Notes proceeds to the embedded conversion feature.  The fair value of the conversion feature was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 0.18%; term (years) 0.5; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the conversion feature of $57,480 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $15,520 loss at inception related to the conversion feature resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  The Company valued the conversion feature at March 31, 2011 and derived a value of $1,000 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 0.09%; term (years): 0.33; and expected dividend rate: 0%.  The Company valued the conversion feature at June 30, 2011 and derived a value of $0 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.01; historical stock price volatility: 131.09%; risk-free interest rate: 0.01%; term (years): 0.42; and expected dividend rate: 0%.  For the six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $57,480 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations (see Note 2).

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(2)
In connection with the February 2011 Notes private placement, the Company issued warrants to purchase 4,500,000 shares of common stock at $0.10 per share (the “Class A Warrants”) exercisable for a period of five years. The Class A Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class A Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class A Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $138,857 of February 2011 Notes proceeds to the Class A Warrants.  The fair value of the Class A Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class A Warrants of $138,857 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $37,492 loss at inception related to the Class A Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  The Company valued the Class A Warrants at March 31, 2011 and derived a value of $62,910 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 2.24%; term (years): 4.84; and expected dividend rate: 0%.  The Company valued the Class A Warrants at June 30, 2011 and derived a value of $27,034 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.01; historical stock price volatility: 131.09%; risk-free interest rate: 1.76%; term (years): 4.59; and expected dividend rate: 0%. For the six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $111,823 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations (see Note 2).

(3)
In connection with the February 2011 Notes private placement, the Company issued warrants to purchase 500,000 shares of common stock at $0.005 per share (the “Class B Warrants”) exercisable for a period of five years. The Class B Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class B Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class B Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $18,920 of February 2011 Notes proceeds to the Class B Warrants.  The fair value of the Class B Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class B Warrants of $18,920 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $5,109 loss at inception related to the Class B Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  In addition, the Company issued the placement agent a Class B Warrant to purchase 400,000 shares of common stock at $0.005 per share exercisable for a period of five years.  The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $19,223.  The Company capitalized $19,223 as debt issuance costs to be amortized them over the term of the notes.  The Company valued the Class B Warrants at March 31, 2011 and derived a value of $16,737 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.02; historical stock price volatility: 127.04%; risk-free interest rate: 2.24%; term (years): 4.84; and expected dividend rate: 0%.  The Company valued the Class B Warrants at June 30, 2011 and derived a value of $4,469 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.01; historical stock price volatility: 131.09%; risk-free interest rate: 1.76%; term (years): 4.59; and expected dividend rate: 0%.  For the six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $26,230 and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations (see Note 2).

(4)
The Company marked the February 2010 Private Placement anti-dilution obligation to market at March 31, 2011, using an estimate of the number of shares (211,541 shares) to be issued to all investors in the February 2010 Private Placement pursuant to the anti-dilution provisions times an estimated fair market value ($0.02), and derived a value of $4,230 resulting in a gain of $8,462 for the three months ended March 31, 2011 and is  included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  The fair value of the embedded conversion features and common stock warrant liabilities is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(5)	The Company issued a promissory note ($40,000 principal amount) for settlement of 400,000 Class B warrants (see Notes 2 and 4).

(6)
The Company marked the February 2010 Private Placement anti-dilution obligation to market at June 30, 2011, using an estimate of the number of shares (211,541 shares) to be issued to all investors in the February 2010 Private Placement pursuant to the anti-dilution provisions times an estimated fair market value ($0.01), and derived a value of $2,115 resulting in a gain of $2,115 for the three months ended June 30, 2011 and is  included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  The fair value of the embedded conversion features and common stock warrant liabilities is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility.

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to its consolidated operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

Subsequent Events

Subsequent events have been evaluated through the filing date of these unaudited consolidated financial statements (see Note 8).

NOTE 2 – CONVERTIBLE NOTES

April 2010 Convertible Notes

On April 30, 2010, the Company completed a private placement of 90-day secured convertible notes (the “April 2010 Notes”) and warrants (the “April 2010 Warrants”) generating $700,000 in gross proceeds and approximately $630,000 in net proceeds, after deducting placement agent’s fees.  The April 2010 Notes and April 2010 Warrants were issued pursuant to a Note and Warrant Purchase Agreement, dated April 30, 2010, between the Company and the accredited investors listed therein (the “April 2010 Purchase Agreement”).  The April 2010 Notes, as amended, bear interest at 12% per annum and mature on December 31, 2011.  As of December 31, 2010, the principal amount, unamortized premium and net carrying amount of the April 2010 Notes was $155,000, $20,799, and $175,799, respectively.  For the period ended January 31, 2011, the Company recorded amortization expense of $(1,870) as on offset to interest expense in the consolidated statements of operations.

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

To determine whether the transaction met the 10% threshold described above, the Company first compared the present value of the modified loan’s cash flows with that of the original loan. The interest rate used to calculate the present value of the cash flows was the effective interest rate of the original loan. Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the January 2011 Modification was not substantial. As instructed by authoritative guidance, an additional analysis was performed as the cash flow test did not result in a conclusion that a substantial modification or exchange had occurred. Under the separate analysis, the change in fair value of the embedded conversion feature (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) was at least 10% of the carrying amount of the original debt instrument immediately prior to the modification and the debt was treated as being extinguished. In performing this analysis, the Company analyzed the fair market value of the conversion feature using the Black Scholes option pricing model prior to and subsequent to the January 2011 Modification using the following assumptions:

▪	Stock price at February 1, 2011, effective date of the modification: $0.05;
▪	Conversion rate: $0.14 per share v. $0.005 per share and $0.0075 per share;
▪	Term: 0.83 years to maturity;
▪	Volatility: 125.0% (based on historical values); and
▪	Risk free interest rate: 0.27%

Based on the above parameters, the fair market value of the conversion feature increases approximately $1.2 million from $0 to $1.2 million, or 752.0% of the carrying amount of the original debt instrument immediately prior to the modification. As the change in fair market value exceeded 10% of the face amount of the 2010 April Notes ($155,000), the modification of the conversion feature resulted in substantially different debt. As such, the modification resulted in extinguishment accounting. Accordingly, the costs associated with securing the original debt ($0 at the modification date) were expensed as part of the extinguishment of old debt and recording of new debt. In determining the fair value of the investment in a convertible instrument, the Company evaluated the instrument in its current form as debt, and the “if converted value” to determine the fair value measurement in accordance with authoritative guidance. As the carrying value of the outstanding April 2010 Notes was $178,660 (including $4,731 of accrued interest thereon) at the time of the modification and the fair value of the new notes was $341,965, a $163,305 loss on extinguishment was recorded in connection with the January 2011 Modification. The January 2011 Modification resulted in a debt premium of $186,965, which will be amortized through the December 31, 2011, maturity, as an offset to interest expense.

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

In February 2011, holders elected to convert $0 carrying amount ($31,250 principal amount) of the new notes into 6,250,000 shares of the Company’s common stock at a conversion rate of $0.005 per share. For the three months ended March 31, 2011, the Company recorded a loss on conversion of $312,500, calculated as the difference between the carrying value of the new notes converted and the fair value of the shares of common stock ($0.05) delivered to the holders upon conversion.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

As of June 30, 2011, the principal amount, unamortized discount and net carrying amount of the April 2010 Notes was $99,750, $99,348, and $402, respectively. For the six months ended June 30, 2011, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $402.

As of June 30, 2011 and December 31, 2010, accrued interest totaling $5,426 and $3,152, respectively, related to the April 2010 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding. Interest expense related to the April 2010 Notes totaled $7,076 for the six months ended June 30, 2011.

November 2010 Convertible Notes in Default

On November 1, 2010, the Company completed a private placement of convertible notes (the “November 2010 Notes”) with three accredited investors, which generated $375,000 in gross proceeds. The November 2010 Notes bear interest at 6% per annum payable at maturity on May 1, 2011. As of December 31, 2010, the principal amount, unamortized debt discount and net carrying amount of the November 2010 Notes was $375,000, $31,940, and $343,060, respectively.

The Company agreed to pay commissions to certain placement agents in connection with the private placement based on the proceeds received from the purchasers introduced by each placement agent. The Company paid each placement agent a commission of 10% of the total proceeds received at closing based on proceeds from purchasers introduced to the Company by such finder in shares of the Company’s common stock. The Company issued 375,000 shares of common stock valued at $37,500, or $0.10 per share, as placement agents’ fees in connection with this private placement. The Company capitalized $37,500 as debt issuance costs and is amortizing them over the term of the November 2010 Notes. For the three and six months ended June 30, 2011, the Company incurred amortization expense of $6,250 and $25,000 which is included in interest expense in the consolidated statements of operations.

In February 2011, the Company repaid $100,000 of November 2010 Notes with proceeds from the February 2011 Notes issuance described below.

As of June 30, 2011, the principal amount, unamortized debt discount and net carrying amount of the November 2010 Notes was $275,000, $0, and $275,000, respectively. For the six months ended June 30, 2011, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $31,940.

As of June 30, 2011 and December 31, 2010, accrued interest totaling $12,562 and $3,812, respectively, related to the November 2010 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding. Interest expense related to the November 2010 Notes totaled $8,812 for the six months ended June 30, 2011.

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

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In connection with the February 2011 Subscription Agreement and the sale of the February 2011 Notes, the Company executed a Security Agreement with the February 2011 Investors (the “Security Agreement”).  The February 2011 Notes bear interest at a rate of 8% per annum, compounded monthly, mature six months after their date of issuance and are convertible into shares of common stock at a conversion price of ten cents ($0.10) per share of Company common stock (subject to adjustment) at any time prior to repayment, at the election of the Company.  In the aggregate, the February 2011 Notes will be convertible into up to 10,400,000 shares of common stock (subject to adjustment) if held to maturity, including interest.  Pursuant to the Security Agreement, the February 2011 Notes are secured by the assets of the Company until fifty-one percent (51%) of the aggregate original principal of the February 2011 Notes is either retired or converted into shares of the Company’s common stock.

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

The Company agreed to pay commissions to the placement agent in connection with the private placement based on the proceeds received from the purchasers introduced.  The Company paid the placement agent a cash commission equal to three percent (3%) of the total proceeds received at closing.  The Company issued the placement agent Class B Warrants to purchase 400,000 shares of common stock.  The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $19,223.  The Company capitalized $69,973 as debt issuance costs and is amortizing them over the term of the February 2011 Notes.  For the three and six months ended June 30, 2011, the Company incurred amortization expense of $34,987 and $58,311, respectively, which is included in interest expense in the consolidated statements of operations.

The February 2011 Notes did not contain a beneficial conversion feature at the time of issuance.  The Company has evaluated the application of authoritative guidance to its embedded conversion feature within the February 2011 Notes. The February 2011 Notes provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the conversion price of the February 2011 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related February 2011 Notes have been settled.  As a result, the Company initially allocated $57,480 of February 2011 Notes proceeds to the embedded conversion feature.  The fair value of the conversion feature was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 0.18%; term (years) 0.5; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the conversion feature of $57,480 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $15,520 loss at inception related to the conversion feature resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  The Company valued the conversion feature at June 30, 2011 and derived a value of $0 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.01; historical stock price volatility: 131.09%; risk-free interest rate: 0.01%; term (years): 0.42; and expected dividend rate: 0%.  For the three and six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $1,000 and $57,480, respectively, and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Class A Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class A Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class A Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $138,857 of February 2011 Notes proceeds to the Class A Warrants.  The fair value of the Class A Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class A Warrants of $138,857 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $37,492 loss at inception related to the Class A Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  The Company valued the Class A Warrants at June 30, 2011 and derived a value of $27,034 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.01; historical stock price volatility: 131.09%; risk-free interest rate: 1.76%; term (years): 4.59; and expected dividend rate: 0%.  For the three and six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $35,876 and $111,823, respectively, and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.

The Class B Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class B Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class B Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  As a result, the Company initially allocated $18,920 of February 2011 Notes proceeds to the Class B Warrants.  The fair value of the Class B Warrants was determined using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.05; historical stock price volatility: 124.75%; risk-free interest rate of 2.02%; term (years) 5.0; and expected dividend rate: 0%. The discount on the February 2011 Notes attributable to the Class B Warrants of $18,920 will be amortized to interest expense using the effective interest method through August 1, 2011.  The Company recorded a $5,109 loss at inception related to the Class B Warrants resulting from the allocation of the gross proceeds using the relative fair value method which was included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statements of operations.  In addition, Class B Warrant to purchase 400,000 shares of common stock issued to the placement agent provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The warrants were valued using the Black-Scholes option pricing model.  The estimated fair value of the warrants at the date of issuance was $19,223.  The Company capitalized $19,223 as debt issuance costs to be amortized them over the term of the notes.  The Company issued a promissory note ($40,000 principal amount) for settlement of the 400,000 Class B warrants issued to the placement agent (see Note 4).  The Company valued the Class B Warrants at June 30, 2011 and derived a value of $4,469 using the Black-Scholes option-pricing model with the following assumptions: current share price: $0.01; historical stock price volatility: 131.09%; risk-free interest rate: 1.76%; term (years): 4.59; and expected dividend rate: 0%.  For the three and six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $4,824 and $26,230, respectively, and is included in “gain on net change in fair value of derivative liabilities” on the accompanying consolidated statement of operations.

On April 15, 2011, the Company entered into a First Amendment to Secured Convertible Promissory Note (the “First Amendment”) with the February 2011 Investors, which amended each of the February 2011 Notes. The purposes of the First Amendment were (i) to extend the maturity date of the February 2011 Notes from August 1, 2011, to December 31, 2011; (ii) to commence repayment under the February 2011 Notes on August 1, 2011; and (iii) condition the Company’s ability to repay the February 2011 Notes with common stock of the Company on the ongoing availability of the Rule 144 safe harbor from registration for resale of securities.  Other than the changes described above, the key terms of the February 2011 Notes remained unchanged.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

On April 15, 2011, the Company entered into an Allonge to Secured Convertible Promissory Note (the “April 2011 Allonge”) with Alpha Capital Anstalt (“Alpha”), pursuant to which the Company and Alpha increased the principal amount of the February 2011 Note held by Alpha (the “Alpha Note”) by $100,000.  Other than the principal amount due under the Alpha Note, the April 2011 Allonge did not affect any key terms of the Alpha Note.

On May 17, 2011, the Company entered into an Allonge to Secured Convertible Promissory Note (the “May 2011 Allonge”) with Alpha, pursuant to which the Company and Alpha increased the principal amount of the Alpha Note by $50,000.  Other than the principal amount due under the Alpha Note, the May 2011 Allonge did not affect any key terms of the Alpha Note.

On June 7, 2011, the Company entered into the June 2011 Amendment, which amended the February 2011 Subscription Agreement.  Pursuant to the June 2011 Amendment, Alpha agreed to loan the Company up to an additional aggregate principal amount of $1,025,000 (the “June 2011 Notes”) pursuant to the terms and conditions of the February 2011 Subscription Agreement, as amended (the “June 2011 Investment”).  The June 2011 Investment will be made as follows: (i) $50,000, pursuant to the May 2011 Allonge (described above); (ii)  $100,000 pursuant to the June 2011 Amendment; (iii) an additional $375,000 in three (3) equal monthly amounts of $125,000 to be funded on the first business day of the three (3) successive months beginning on July 1, 2011, and (iv) up to an additional $500,000 in four (4) equal monthly amounts of $125,000 to be funded on the first business day of the four (4) successive months beginning on October 1, 2011.

In connection with the first $100,000 of the June 2011 Investment and the amounts advanced pursuant to the April and May 2011 Allonges, the Company issued two sets of warrants to Alpha.  Class A Warrants are exercisable for an aggregate of 1,125,000 shares of Company common stock with an exercise price of ten cents ($0.10) per share (subject to adjustment) and Class B Warrants exercisable for an aggregate of 125,000 shares of Company common stock at one-half cent ($0.005) per share (subject to adjustment).

The Company agreed to pay commissions to the placement agent in connection with the private placement based on the proceeds received from Alpha.  The Company issued the placement agent a promissory note dated June 7, 2011 equal to seven percent (7%) of the aggregate proceeds received from Alpha in connection with the April 2011 Allonge, the May 2011 Allonge, and the initial $100,000 portion of the June 2011 Investment.  The Company capitalized $17,500 as debt issuance costs and is amortizing them over the term of the February 2011 Notes.  For the three and six months ended June 30, 2011, the Company incurred amortization expense of $2,917 and $2,917, respectively, which is included in interest expense in the consolidated statements of operations.

The June 2011 Notes did not contain a beneficial conversion feature at the time of issuance.  The Company has evaluated the application of authoritative guidance to its embedded conversion feature within the June 2011 Notes. The June 2011 Notes provide for an adjustment of the conversion price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the conversion price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the conversion price of the June 2011 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related June 2011 Notes have been settled.  At inception and June 30, 2011, the Company determined that the fair market value of the embedded conversion feature was not material.

The Class A Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class A Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class A Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  At inception and June 30, 2011, the Company determined that the fair market value of the Class A Warrants was not material.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Class B Warrants provide for an adjustment of the exercise price in the event of certain issuances of the Company’s stock or stock-related instruments at prices lower than the exercise price, as defined in the February 2011 Subscription Agreement.  The adjustment would reduce the exercise price of the Class B Warrants to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the Class B Warrants should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period.  At inception and June 30, 2011, the Company determined that the fair market value of the Class B Warrants was not material.

As of June 30, 2011, the principal amount, unamortized debt discount and net carrying amount of the February 2011 Notes was $1,000,000, $86,439, and $913,561, respectively.  For the six months ended June 30, 2011, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $116,318. As of June 30, 2011, the principal amount, unamortized debt discount and net carrying amount of the June 2011 Notes was $250,000, $0, and $250,000, respectively.

As of June 30, 2011, accrued interest totaling $31,939 related to the February 2011 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding.  Interest expense related to the February 2011 Notes totaled $31,939 for the six months ended June 30, 2011.  As of June 30, 2011, accrued interest totaling $2,676 related to the June 2011 Notes, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was outstanding. Interest expense related to the June 2011 Notes totaled $2,676  for the six months ended June 30, 2011.

On July 1, 2011, the Company received an additional investment totaling $125,000 pursuant to the June 2011 Amendment from Alpha.

On August 10, 2011, the Company received an additional investment totaling $50,000 from Alpha pursuant to a Second Amendment Agreement to the February 2011 Subscription Agreement by and between the Company and Alpha..

NOTE 3 – EXCLUSIVE LICENSE AGREEMENT AND PAYABLE

On March 20, 2006 (the “Effective Date”), the Company entered into an Exclusive License Agreement (the “Perpetual License”) with the inventor of a proprietary emulsion technology (the “Licensed Technology”), Ferdinando Petrucci (the “Licensor”), to obtain an exclusive Perpetual License to manufacture, use and sell the Licensed Technology in North America, Central America and the Caribbean as well as other territories that may be added by mutual agreement of the parties to the Perpetual License.  Pursuant to the agreement the Company agreed to pay $11.0 million in the aggregate to the Licensor.  The $11.0 million was recorded as a license agreement payable and was non-interest bearing.  The Company utilized an imputed interest rate of 14% to determine the principal owed of $7,515,552. The Company classified the $7,515,552 as an intangible asset.  The Company also issued 893,750 shares of common stock to the Licensor as additional compensation for the Perpetual License.  The $11.0 million was to be payable to the Licensor as follows: $1.5 million paid upon the Effective Date, $1.0 million within 180 days after the Effective Date, $1.5 million within one year after the Effective Date and $1.0 million on each subsequent anniversary of the Effective Date for the succeeding seven years.  For the six months ended June 30, 2011 and 2010, the resulting debt discount, included in interest expense in the consolidated statements of operations, was $167,169 and $192,414, respectively.

On March 21, 2011, the Perpetual License, as amended, was further amended to extend the $1,000,000 payment due on March 20, 2011 until May 21, 2011.  On May 20, 2011, the Company received an additional extension until March 20, 2012.  No consideration was paid for either amendment.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following is a schedule of future payment requirements under the Perpetual License, as amended:

Year ended December 31,	Amount Due

2011	$-
2012	2,000,000
2013	1,000,000
2014	1,000,000
4,000,000
Unamortized debt discount	(456,670)
$3,543,330

NOTE 4 – PROMISSORY NOTES

The Company has entered into two promissory notes with the placement agent in the February and June 2011 Private Placements.  The face amount of the non-interest bearing notes is $57,500. The unamortized discount, based upon an imputed interest rate of 136%, was $32,556 at inception.  During the six months ended June 30, 2011, $8,269 of the discount was accreted and recorded as interest expense in the accompanying statements of operations.

NOTE 5 – GAIN ON SETTLEMENT OF TRADE PAYABLES

The gain on settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for settlement and payment of the trade payable at amounts less than the recorded liability. For the six months ended June 30, 2011, the Company’s gain on settlement of trade payables was as follows:

	Amounts Settled	Payments in Cash	Payments Remaining	Gain on Settlement of Trade Payables

Other trade payables	$38,983	$(9,000)	$(10,000)	$19,983
Total	$38,983	$(9,000)	$(10,000)	$19,983

NOTE 6 – BALANCE SHEET CAPTIONS

Prepaid expenses and other current assets consist of the following:
	June 30, 2011	December 31, 2010
Prepaid consulting fees	$82,750	$815,750
Other prepaid expenses and current assets	37,053	88,504

Total	$119,803	$904,254

NOTE 7 – SETTLEMENT AGREEMENT

On April 15, 2011, the Company executed a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Miles Mahoney, the Company’s former President and Chief Executive Officer, which, among other things, provided for the mutual release of each party.

NEW GENERATION BIOFUELS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2011, certain provisions of the June 2011 Amendment were triggered as a result of the Company's inability to secure at least $500,000 pursuant to an additional investment into the Company.  As a result, the maturity of the November 2010 Notes was extended to November 1, 2011; the conversion price applicable to the February 2011 Notes and all other notes issued pursuant to the February 2011 Subscription Agreement was adjusted to be the lesser of (i) $0.02, or (ii) ninety percent (90%) of the average of the three lowest closing bid prices of the Company's common stock as reported by Bloomberg L.P. for the preceding ten trading days prior to the conversion date; and the Class A Warrants were amended to reduce the purchase price from $0.10 per share of common stock of the Company to $0.025 per share of common stock of the Company, which will result in the Company being required to issue an additional 13,500,000 shares of common stock pursuant to the Class A Warrants issued pursuant to the February 2011 Subscription Agreement.

On July 28, 2011, the Company notified Alpha Capital Anstalt (“Alpha”) that it would be unable to meet August 1, 2011 repayment obligation under the terms of that certain February 1, 2011 Subscription Agreement, as amended February 28, 2011, and June 7, 2011 (the “Subscription Agreement”) by and among the Company and four (4) investors (of which Alpha was one)  and further that the financing terms established in the Subscription Agreement were no longer adequate to properly capitalize the Company.  The Company further asked Alpha to consider alternative financing arrangements that would adequately capitalize the Company.

On August 8, 2011, $5,000 plus accrued interest was converted into 598,885 shares of common stock by one February 2011 Noteholder.

On August 10, 2011, the Company entered into a Second Amendment Agreement (the “Amendment”) with Alpha, which amended that certain Subscription Agreement.  The Amendment only amends the terms, conditions, and obligations as between the Company and Alpha.  Pursuant to the June 7, 2011, First Amendment and Consent Agreement (the “First Amendment”), Alpha agreed to loan the Company up to an additional aggregate principal amount of $1,025,000 pursuant to the terms and conditions of the Subscription Agreement in equal installments beginning in June 2011 and ending in January 2012.  Pursuant to the Amendment, the Company and Alpha agreed to terminate the remaining investment obligations under the First Amendment and Alpha agreed to provide $50,000 to the Company on the same terms as the Subscription Agreement, which it did on August 11, 2011

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New Generation Biofuels Holdings, Inc. (the “Company,” “we,” “our,” or “us”) is a clean energy company deploying novel technologies to produce cleaner, renewable biofuels. We have rights to a portfolio of patented and patent pending technology to manufacture alternative biofuels from plant oils, animal fats and related oils, which we market as a new class of biofuel for power generation, commercial and industrial heating, and related uses. We began generating revenues in 2008.

We produce our biofuels using proprietary mixing technologies that we believe are simpler, cleaner, less expensive, and less energy intensive than the complex chemical reaction process used to produce traditional distillate fuels and other forms of biofuels. We believe that these technological approaches collectively “our technology” enable us to produce biofuels that cost less and use less energy to manufacture and generate significantly lower emissions than our competitors. Our technology also gives us the flexibility to produce our biofuels from multiple feedstocks, which allows us to use non-edible raw materials in our production process, when desirable.  We believe that these factors will enable us to customize our product to specific customer requirements and react more quickly to trends in the biofuels market.  We are also developing products utilizing existing waste streams, by-products and other oils that have low alternative use values.  We believe that successfully developing biofuels from low alternative use value feedstocks will allow us to be profitable with or without government incentives and credits once we are producing fuels on a commercial scale.

During the year ended December 31, 2009, we commenced our principal business operations and have exited the development stage. Although no longer a development stage company, our primary operational objective is to complete the development of a biofuel product or products utilizing pyrolysis-oil feedstocks.

We have incurred annual operating losses since inception and expect to incur additional operating losses in the future in connection with the development of our core products. As of June 30, 2011, we had an accumulated deficit of $67.0 million. The operation and development of our business will require substantial additional capital to fund our operations, payments due under our exclusive license, the acquisition or development of manufacturing plants, research and development and other initiatives including potentially the financing of future acquisitions.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2010.

Our near-term business strategy involves the following:

•
Immediate Strategic Actions. We are focused on the following priorities: obtaining proper financing through strategic partners; commercialization of our pyrolysis oil based technology; optimization of manufacturing capabilities.

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

Recent Developments

Significant recent developments in the second quarter and to date regarding our company include the following:

•
On August 10, 2011, the Company entered into a Second Amendment Agreement (the “Amendment”) with Alpha, which amended that certain Subscription Agreement. Pursuant to the Amendment, the Company and Alpha agreed to terminate the remaining investment obligations under the First Amendment and Alpha agreed to provide $50,000 to the Company on the same terms as the Subscription Agreement, which it did on August 11, 2011

•
On July 28, 2011, the Company notified Alpha Capital Anstalt (“Alpha”) that it would be unable to meet August 1, 2011 repayment obligation under the terms of that certain February 1, 2011 Subscription Agreement, as amended February 28, 2011, and June 7, 2011 (the “Subscription Agreement”) by and among the Company and four (4) investors (of which Alpha was one)  and further that the financing terms established in the Subscription Agreement were no longer adequate to properly capitalize the Company.  The Company further asked Alpha to consider alternative financing arrangements that would adequately capitalize the Company.

•	On July 1, 2011, certain provisions of the June 2011 Amendment were triggered as a result of the Company's inability to secure at least $500,000 pursuant to an additional investment into the Company.
•	On July 1, 2011, the Company received additional financing pursuant to an Amendment and Consent Agreement dated June 7, 2011 (The “Amended and Consent Agreement”).
•
On June 7, 2011, the Company entered into an Amendment and Consent Agreement which amended that certain Subscription Agreement by and among the Company and four (4) investors dated February 1, 2011, as amended February 28, 2011.

•	On June 7, 2011, the Company issued Alpha a senior secured convertible note with a principal amount of $100,000 in connection with the June Installment.
•
On May 17, 2011, the Company entered into an additional Allonge with Alpha, pursuant to which the Company and Alpha increased the principal amount of the Alpha Note between the Company and Alpha by $50,000.

•	On April 15, 2011, the Company entered into an Allonge with Alpha, pursuant to which the Company and Alpha increased the principal amount of the Alpha Note between the Company and Alpha by $100,000.
•
On April 15, 2011, the Company executed a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Miles Mahoney, the Company’s former President and Chief Executive Officer, which, among other things, provides for the mutual release of each party.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, income taxes, common stock warrant liabilities and anti-dultion obligations, and share-based compensation. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Critical Accounting Policies.”  No changes have been made to these policies during the six months ended June 30, 2011.

Financial Operations Overview

Revenue

We recognize revenue when legal title to the product has passed to the customer, and the product is shipped from our Baltimore, Maryland facilities. We have agreements with our customers that specify the terms of the sale, including price.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, benefits and professional fees such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, financial, accounting, marketing and information systems personnel.  We have 9 employees, 8 of whom are full time and 1 whom is part time.

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

Results of Operations

Comparison of the three months ended June 30, 2011 and the three months ended June 30, 2010

Net Loss

We incurred a net loss of $1.9 million for the three months ended June 30, 2011, as compared to $3.0 million for the three months ended June 30, 2010.

The decrease in net loss of $1.1 million resulted primarily from:

•	a $0.3 million decrease in cost of product revenues.

•	a $1.2 million decrease in general and administrative expenses partially offset by:

•	a $0.4 million increase in research and development expenses.

Revenue

Total revenues for the three months ended June 30, 2011 and 2010 were $0.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes. We plan on producing and selling a limited quantity of fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $0.2 million for the three months ended June 30, 2011, versus $0.5 million for the three months ended June 30, 2010. Cost of product revenues is primarily comprised, of direct facility costs of $0.1 million and amortization of license agreement costs of $0.1 million.

The cost of product revenue was driven by a disproportionately higher cost of production relative to units sold. To date, we have run only small batch processing which does not allow us to purchase our feedstocks in large enough quantities to leverage volume discounts and transportation costs. We also amortize our license agreement on a straight line basis and pay fixed monthly lease costs on the facility. These non-volume driven items make up the majority of the $0.2 million costs of product revenue. If our production volume increases, we believe that our per unit cost of production will decrease as we process much larger volumes, though there can be no assurance that these cost reductions will materialize.

Research and Development Expenses

Research and development expenses were approximately $546,000 for the three months ended June 30, 2011, compared to approximately $72,000 for the three months ended June 30, 2010. The increase is the result of the write off of capitalized patent costs and construction in progress for a new plant.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended June 30, 2011, compared to $2.1 million for the three months ended June 30, 2010. The decrease of $1.2 million in 2011 over the prior period was primarily the result of decreases in the following:

•	a $0.2 million decrease in non cash compensation expense.

•	a $0.1 million decrease in business travel expenses. This is primarily the result of reduced headcount, reduction in production related travel and managing travel plans due to financial constraints.

•	a $0.2 million decrease in wage expenses and related service fees.

•	a $0.2 million decrease in severance pay expenses.

•	a $0.1 million decrease in consulting fees and shareholder services

•	a $0.1 million decrease in board fees.

•	a $0.3 million decrease in legal fees.

Interest Expense

Interest expense was approximately $222,000 for the three months ended June 30, 2011, compared to approximately $280,000 for the three months ended June 30, 2010. Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  Account variations are due to the recording of interest expense on the license agreement payable balance, convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.

Gain (Loss) on Fair Value Adjustment

Gain (Loss) on change in fair value of warrant liability was nominal for the three months ended June 30, 2011 and 2010.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Comparison of the six months ended June 30, 2011 and the six months ended June 30, 2010

Net Loss

We incurred a net loss of $4.2 million for the six months ended June 30, 2011, as compared to $5.9 million for the three months ended June 30, 2010.

The decrease in net loss of $1.7 million resulted primarily from:

•	a $0.6 million decrease in cost of product revenues.

•	a $0.2 million decrease in gain on extinguishment of license agreement payable.

•	a $2.1 million decrease in general and administrative expenses partially offset by:

•	a $0.4 million increase in research and development expenses.

•	a $0.1 million increase in interest expense.

•	a $0.4 million increase in loss on conversion of debt.

•	a $0.1 million increase in loss on extinguishment of convertible debt.

•	a $0.2 million increase in gain (loss) on net change in fair value adjustment.

Revenue

Total revenues for the six months ended June 30, 2011 were $0, versus $6,477 total revenues for the six months ended June 30, 2010. The decrease in total revenues was due to no sales during the first quarter of 2011.

Due to working capital constraints the production facility in Baltimore has been utilized primarily to make fuel for prospective customer testing and for R&D activities including testing new processes. We plan on producing and selling a limited quantity of fuel until we have secured additional working capital.

Cost of Product Revenues

Cost of product revenues was $0.5 million for the six months ended June 30, 2011, versus $1.1 million for the six months ended June 30, 2010. Cost of product revenues is primarily comprised, of direct facility costs of $0.2 million and amortization of license agreement costs of $0.3 million.

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

Research and Development Expenses

Research and development expenses were approximately $636,000 for the six months ended June 30, 2011, compared to approximately $153,000 for the six months ended June 30, 2010. The increase is the result of the write off of capitalized patent costs and construction in progress for a new plant.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the six months ended June 30, 2011, compared to $4.4 million for the six months ended June 30, 2010. The decrease of $2.1 million in 2011 over the prior period was primarily the result of decreases in the following:

•	a $0.5 million decrease in non cash compensation expense.

•	a $0.1 million decrease in non cash compensation expense related to warrants for non-employees.

•	a $0.1 million decrease in business travel expenses. This is primarily the result of reduced headcount, reduction in production related travel and managing travel plans due to financial constraints.

•
a $0.2 million decrease in bonus expenses.  During the six months ended June 30, 2010 we recorded Retention Bonuses for all employees.  No similar bonus was earned or recorded during the six months ended June 30, 2011.

•	a $0.4 million decrease in wage expenses and related service fees.

•	a $0.2 million decrease in severance pay expenses.

•
a $0.1 million decrease in recruiting fees.  During the six months ended June 30, 2010 a $75,000 fee was recorded related to the hiring of our new CFO.  No similar expenses were incurred during the six months ended June 30, 2011.

•	a $0.1 million decrease in consulting fees.

•	a $0.1 million decrease in accounting and audit fees.

•	a $0.1 million decrease in investor relations and shareholder service expenses.

•	a $0.1 million decrease in board fees.

•	a $0.5 million decrease in legal fees. .

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

Interest Expense

Interest expense was approximately $461,000 for the six months ended June 30, 2011, compared to approximately $382,000 for the six months ended June 30, 2010. Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  Interest expense consists of interest incurred related to the license agreement payable and the convertible notes.  Account variations are due to the recording of interest expense on the license agreement payable balance, convertible notes, amortization of deferred financing costs associated with the convertible notes, as well as the amortization of the convertible notes discount.

Gain (Loss) on Fair Value Adjustment

Gain (Loss) on change in fair value of warrant liability resulted in a gain of approximately $206,000 for the six months ended June 30, 2011 and a loss of approximately $5,000 for the six months ended June 30, 2010.  The carrying value of the common stock warrant liability is calculated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.

Gain on extinguishment of license agreement payable

Gain on debt extinguishment was $0 for the six months ended June 30, 2011, compared to $154,000 for the six months ended June 30, 2010.

Loss on extinguishment of convertible debt

Loss on extinguishment of convertible debt was approximately $164,000 for the six months ended June 30, 2011, compared to $0 for the six months ended June 30, 2010.

Loss on conversion of debt

Loss on conversion of debt was approximately $403,000 for the six months ended June 30, 2011, compared to    $0 for the six months ended June 30, 2010.

Gain on settlement of trade payables

Gain on settlement of trade payables was approximately $20,000 for the six months ended June 30, 2011.  Gains consisted of the negotiated settlement of various past due liabilities with vendors in the first and second quarters.  Payment of the settlement agreements was made in cash (as well as some on an installment basis that may still be pending). For the six months ended June 30, 2010, there was no gain on settlement of trade payables.

Liquidity and Capital Resources

Liquidity

At June 30, 2011, we had $0.01 million in cash, compared to $0.2 million at December 31, 2010.

We have financed our operations to date primarily through the sale of our common and preferred stock, secured convertible notes and warrants in private placements with accredited investors and registered direct offerings. During the six months ended June 30, 2011, we raised approximately $1.3 million in gross proceeds from the issuance of secured convertible notes and warrants.

Although we have received these funds this year and we have taken steps to reduce costs we will need to raise additional funding to continue our operations.  We expect that our available cash and interest income will be sufficient to finance currently planned activities only for the next thirty (30) days, at most. We estimate that we will require a minimum $5.0 million to fund our operations for the next 12 months. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors.”

Several existing commitments that require significant expenditures will continue to impact our liquidity and capital resources. We have monthly lease obligations under our production facility site lease agreement. We also have incurred costs associated with developing, upgrading and expanding the capacity of our biofuel production facility in Baltimore, Maryland. Under the license agreement with the inventor of our proprietary technology, we also are required to pay $1.0 million per year over the next four years. The payment due in March 2011 was extended until March 2012.  We will continue incurring costs to test and optimize our fuels, enhance research and development, pay our employees and sustain operations. We also have monthly principal and interest payments on our debt.

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

Cash Flows

Net cash used in operating activities was approximately $1.3 million for the six months ended June 30, 2011, reflecting our net loss of $4.2 million and $0.2 million non-cash gains. These items were partially offset by approximately $0.3 million of non-cash expenses, $0.5 million in favorable changes in operating assets and liabilities and $1.9 million in depreciation & amortization.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2011, and consisted of net proceeds of approximately $1.2 million from the issuance of convertible notes and warrants offset by payment of $0.1 for partial debt repayment.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to meet our debt repayment and other payment obligations when due.

Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business for not more than an additional thirty (30) days, and we will need to raise additional capital to continue our business beyond September 2011. Accordingly, we will need to raise additional capital immediately and unless we are successful we will not be able to meet our financial obligations including, repayment of secured debt, leaseholds, payment for goods and services, past and ongoing.  If we fail to make debt payments or lease payments we may be declared in default under the respective agreements.  Certain of our debt agreements contain cross default provisions that could be triggered without a specific default under that agreement.  If we fail to make our lease payments we could lose access to our manufacturing facility and this would be a default under our secured debt agreements. Default on our secured debt agreements could result in the secured debt holders foreclosing on their security interest and gaining control of the Company’s assets.  We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured. If we default on any of our debt obligations, our creditors could sue us for payment, force us into bankruptcy or otherwise seize our assets.  If our assets are seized, we are sued or forced into bankruptcy, we would likely not be able to continue in business.  As of the date of this 10-Q, we do not have enough assets to repay our creditors in full and will not likely have any assets left for distribution to our shareholders.

Our existing financial resources will only provide financing through mid-September 2011, and we will need to raise additional capital to continue our business, which could be particularly challenging in the near term under current financial market conditions.

The report of our independent registered public accounting firm for the year ended December 31, 2010, contains an explanatory paragraph which states that we have incurred negative cash flows from operations since inception and are dependent upon future financing and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Based on our current estimates, we anticipate that our existing financial resources will be adequate to permit us to continue to conduct our business for not more than an additional thirty (30) days, and we will need to continue to control costs and raise additional capital to continue our business beyond mid-September 2011. Accordingly, we will need to raise additional capital during September 2011. As of the six months ended June 30, 2011, we have incurred a net loss of $4.2 million and negative cash flows from operating activities of $1.3 million. As of June 30, 2011, we had approximately $0.01 million of available cash and approximately $2.1 million of accounts payable and accrued expenses.  In addition, under the license agreement with the inventor of our proprietary technology, we are required to pay $1.0 million per year over the next four years, with the next payment of $2.0 million due on March 21, 2012.  We cannot ensure that additional funding will be available or, if available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing shareholders and may require shareholder approval, which cannot be assured.

We granted a security interest in all of our assets in connection with our recent financing in February 2011, and certain terms of such financing may cause dilution to our current shareholders.

Pursuant to the terms of a Subscription Agreement dated February 1, 2011, we entered into a Security Agreement dated February 1, 2011, to secure obligations of the Company under the February 2011 Notes.  If we default under the February 2011 Notes, the holders will be entitled to foreclose on our assets pursuant to the Security Agreement.  We do have the option of issuing shares of common stock of the Company instead of making cash payments; however, such issuance is at the holders option and any additional issuances of common stock of the Company will dilute the current shareholders’ holdings.  After such time as we have repaid 51% of the original outstanding principal of February 2011 Notes, whether in cash payments or conversion into common stock, we will no longer be subject to the Security Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended June 30, 2011, that have not been previously disclosed in Current Reports on Form 8-K.

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Bylaws

4.1	First Amendment and Consent Agreement dated June 7, 2011

4.2	Allonge to Secured Convertible Promissory Notes dated June 7, 2011, issued to Alpha Capital Anstalt

4.3	Amended and Restated Secured Convertible Promissory Note dated June 7, 2011, issued to Alpha Capital Anstalt

4.4	Class A Warrant dated June 7, 2011, issued to Alpha Capital Anstalt

4.5	Class B Warrant dated June 7, 2011, issued to Alpha Capital Anstalt

4.6	Promissory Note dated June 7, 2011, issued to Palladium Capital Advisors, LLC

4.7	Second Convertible Promissory Note dated July 1, 2011, issued to Alpha Capital Anstalt

4.8	Class A Warrant dated July 1, 2011, issued to Alpha Capital Anstalt

4.9	Class B Warrant dated July 1, 2011, issued to Alpha Capital Anstalt

4.10	Promissory Note dated July 1, 2011, issued to Palladium Capital Advisors, LLC

4.11	Second Amendment Agreement dated August 4, 2011

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from New Generation Biofuels Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements *

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Generation Biofuels Holdings, Inc.

Date: August 15, 2011	By:	/s/ David H. Goebel, Jr.
David H. Goebel, Jr.
Interim Principal Executive Officer and Chief Operating
Officer
(principal executive officer)

	By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer
(principal financial officer and principal accounting officer)