Form 10-Q/A
period 2011-06-30
New Generation Biofuels Holdings, Inc
filed 2011-09-13
CIK 1268236

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, originally filed on August 15th, 2011 (the “Original Report”), in order to include (i) exhibits that were omitted from the Original Report, and (ii) Exhibit 101 formatted in XBRL.

Other than the amendment to include the exhibits described above, this Amendment No. 1 does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment No. 1 the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

New Generation Biofuels Holdings, Inc.

Date: September 13, 2011	By:	/s/ David H. Goebel, Jr.
David H. Goebel, Jr.
Interim Principal Executive Officer and Chief Operating
Officer
(principal executive officer)

	By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer
(principal financial officer and principal accounting officer)